Form 10QSB
period 1996-03-31
COLOROCS INFORMATION TECHNOLOGIES INC
filed 1996-05-15
CIK 789990

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Period Ended March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number 0-14392

COLOROCS INFORMATION TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Georgia (State of incorporation)

58-1482573 (I.R.S. Employer Identification Number)

5600 Oakbrook Parkway, Suite 240, Norcross, Georgia  30093-1843
(Address of principal executive offices)

(770) 447-3570 (Issuer's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check whether the issuer filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange
Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes X No __.

There were 1,967,455 shares of Common Stock outstanding as of May
10, 1996.

Transitional Small Business Disclosure Format.  Yes __ No X

COLOROCS INFORMATION TECHNOLOGIES, INC.
Quarterly Report on Form 10-QSB
For the Three Months Ended March 31, 1996


Table of Contents

Item Number                                                Page
                                                           Number

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Condensed Consolidated Balance Sheets - March 31,
          1996 and December 31, 1995                            3

          Condensed Consolidated Statements of Operations
          - Three Months Ended March 31, 1996 and 1995          4

           Condensed Consolidated Statements of Cash Flows
           - Three Months Ended March 31, 1996 and 1995         5


           Notes to Condensed Consolidated Financial
           Statements - March 31, 1996                          6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         8



PART II   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                     10

          SIGNATURES                                           10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Colorocs Information Technologies, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
As of March 31, 1996 and December 31, 1995



                                                                          March 31, 1996           December 31,1995
Assets
   Current assets:
      Cash and cash equivalents                                            $  247,793                $1,578,994
      Short term investments                                                4,952,728                 1,970,812
      Receivables, net of allowance
         for doubtful accounts of $10,000 at March 31, 1996 and
         December 31, 1995                                                    413,775                 2,697,584
      Inventories, at cost                                                    386,876                   340,092
      Prepaid expenses                                                        264,065                   186,712
  Total current assets                                                      6,265,237                 6,774,194

  Property and equipment, net of accumulated depreciation of
    $20,040 and $18,837 at March 31, 1996 and
    December 31, 1995, respectively                                            94,097                    35,882

  Long term investment                                                        250,000                   250,000

  Goodwill, net of accumulated amortization of $7,089 at
     March 31, 1996                                                           134,691                   141,780

  Deposits                                                                     24,019                    20,967
                                                                           $6,768,044                $7,222,823


Liabilities and Shareholders' Equity
  Current liabilities:
     Accounts payable and accrued liabilities                                 226,810                   416,279
     Deferred income                                                            9,063                    12,145
  Total current liabilities                                                   235,873                   428,424

  Deferred licensing income                                                   875,000                   875,000

  Commitments and contingencies                                                     0                         0

  Shareholders' equity
    Common stock; no par value; 10,000,000 shares authorized;
      1,967,455 shares issued and outstanding at March 31, 1996
      and December 31, 1995                                                 1,802,738                 1,802,738
    Additional paid in capital                                              1,283,000                 1,283,000
    Retained earnings                                                       2,571,433                 2,833,661
    Total shareholders' equity                                              5,657,171                 5,919,399

Total liabilities and shareholders' equity                                 $6,768,044                $7,222,823

The accompanying notes are an integral part of these condensed consolidated balance sheets.
3

Colorocs Information Technologies, Inc. and Subsidiary
Condensed Consolidated Statement of Operations
Three Months Ended March 31, 1996 and 1995


                                                           1996              1995
Revenues:
  Sales of equipment and supplies, net                 $  457,065         $  426,234
  License fees                                            266,886                  0
                                                          723,951            426,234
Operating expenses:
  Cost of revenue                                         399,358            267,736
  Research and development                                 47,393                  0
  Sales and marketing                                     210,513             64,644
  General and administrative                              381,944            322,732

Total operating expenses                                1,039,208            655,112

Operating loss                                           (315,257)          (228,878)

Other income, net                                          53,029            126,978

Net loss                                               $ (262,228)        $ (101,900)

Net income per common and equivalent shares            $    (0.13)        $    (0.05)

Weighted average shares outstanding                     1,967,455          1,948,224

The accompanying notes are an integral part of these condensed consolidated statements.

Colorocs Information Technologies, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 1996 and March 31, 1995


                                                                   Three Months Ended
                                                                   1996          1995

Operating Activities:
  Net loss                                                     $  (262,228)  $  (101,900)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                 10,291         2,615
  Changes in assets and liabilities:
      Receivables                                                2,283,809      (321,719)
      Inventories                                                  (46,784)     (177,826)
      Prepaid expenses                                             (77,353)       (7,528)
      Deposits                                                      (3,052)            0
      Accounts payable, accrued expenses, and deferred
      income                                                      (192,552)       38,479
        Cash provided by (used in) operating activities          1,712,131      (567,879)

Investing Activities:
  (Purchase) sale of marketable securities                      (2,981,916)      985,683
  Sale of investment in Savin, net                                       0       144,000
  Purchase of equipment, net                                       (61,416)            0
  Payments received on note receivable                                   0         7,500
        Cash (used in) provided by investing activities         (3,043,332)    1,137,183

Net (decrease) increase in cash                                 (1,331,201)      569,304
Cash and cash equivalents, beginning of period                   1,578,994       231,835
Cash and cash equivalents, end of period                        $  247,793    $  801,139

The accompanying notes are an integral part of these condensed consolidated statements.

COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996

1.   Summary of Significant Accounting Policies

The Company

Colorocs Information Technologies, Inc. (the "Company" ) is incorporated in the State of Georgia. The Company's principal operations have shifted from the design, manufacture and sale of plain paper full color copiers and color printers to the maintenance and product support of color copiers and printers previously manufactured and sold by the Company and to the licensing of the Company's patented color printing and copier technology. The Company currently generates revenue from the licensing of its technology, the sale of spare parts, supplies and other consumables, maintenance of its installed base of copiers and printers, the sale of the Company's remaining inventory of color copiers and printers, and the sale of network printing and file sharing software products.

Effective December 10, 1993, the Company was reorganized and recapitalized under Chapter 11 of the United States Bankruptcy Code. New common stock was issued to new investors and to certain classes of the predecessor Company's creditors as settlement of their claims pursuant to the Plan of Reorganization (the "Plan"). Under the Plan, the predecessor Company's former common stockholders and preferred stockholders also received new common stock of the reorganized Company.

Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995 have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   Acquisition

In December 1995, the Company acquired substantially all of the assets of CoOperative Printing Solutions, Inc. ("COPS, Inc.")
for $47,872 in cash and 19,231 shares of the Company's Common Stock. The acquisition has been accounted for using the purchase method, and accordingly the acquired assets and liabilities were recorded at their estimated fair value at the date of
acquisition.   Allocation of the purchase price of the
acquisition resulted in goodwill of $141,780 which is being amortized over five years.


3.   Long Term Investment

During 1995, the Company purchased 250,000 shares of common stock (approximately 3%) of ViewCall Europe PLC ("VCE"), a publicly traded company based in the United Kingdom, for a price of $1.00 per share. VCE develops and markets a low cost television set top box ("STB") that provides users with direct access to the Internet through a television and an ordinary telephone line. In connection with its investment in VCE, the Company obtained a six month exclusive license, and an option to acquire a permanent exclusive license, to distribute the STBs in North America. The Company is currently conducting test market trials of the STBs in the Atlanta area in order to determine whether to exercise the option to acquire the permanent exclusive contract. If these trials are successful (of which there can be no assurance), it is anticipated that equity securities of the Company and/or a subsidiary of the Company will be issued as payment for the permanent exclusive license.

ITEM 2.
Management's Discussion and Analysis of Financial Condition and
Results of Operations

The following discussion contains forward looking information that is subject to a number of uncertainties that could cause actual results to differ materially from those projected.

Results of Operations

Revenues

Revenues were $723,951 for the three months ended March 31, 1996 and $426,234 for the three months ended March 31, 1995, an increase of $297,717 or approximately 70%. The increase in revenues is principally attributable to an increase in software license fees resulting from the acquisition of COPS, Inc. in December 1995. Sales generated from equipment and supplies were $457,065 for the three months ended March 31, 1996 as compared to $426,234 for the three months ended March 31, 1995, an increase of $30,831 or approximately 7% which resulted from increased consumables sales related to the larger installed base of copiers and printers in the 1996 period.

Cost of Revenue

Cost of revenue was $399,358 or approximately 55% of revenues and $267,736 or approximately 63% of revenues for the three months ended March 31, 1996 and 1995, respectively. The increase in the dollar amount is the result of the increased cost of license fees from COPS, Inc., partially offset by a decrease in the cost of maintenance for the Company's installed base of color copiers. The decrease in cost of revenue as a percentage of revenues is attributable to the 70% increase in revenues.

Research and Development

Research and development expenses were $47,393 for the three months ended March 31, 1996. The increase in development expenses for 1996 is attributable to the addition of software development personnel in connection with the acquisition of COPS, Inc., and the addition of research and development personnel for the STB and the ViewCall America online service.

Sales and Marketing Expenses

Sales and marketing expenses were $210,513 for the three months ended March 31, 1996 as compared to $64,644 for the three months ended March 31, 1995, an increase of 226%. Sales and marketing expenses as a percentage of revenues were 29% for the three months ended March 31, 1996 and 15% for the three months ended March 31, 1995. The increase in the dollar amount of sales and marketing expenses is due principally to the addition of sales and marketing personnel and increased marketing expenses related to sales of software products and marketing expenses for the ViewCall America consumer market trials. The decrease in sales and marketing expenses as a percentage of revenues is attributable to the 70% increase in revenues.

General and Administrative Expenses

General and administrative expenses were $381,944 for the three months ended March 31, 1996 and $322,732 for the three months ended March 31, 1995, an increase of 18%. General and administrative expenses were 52% of revenues for the three months ended March 31, 1996 and 76% of revenues for the three months ended March 31, 1995. The increase in general and administrative expenses in the 1996 period is due to the addition of administrative staff personnel to support the Company's anticipated growth. The decrease as a percentage of revenue is due to the 70% increase in revenue in the 1996 period.

Other Income, Net

Other income, net was $53,029 for the three months ended March 31, 1996 as compared to $126,978 for the three months ended March 31, 1995. This decrease is due to a one time investment gain of approximately $60,000 incurred during the first quarter of 1995.

Liquidity and Capital Resources

The Company's sources of liquidity are current cash balances and cash equivalents, short term investments, and cash generated from operations. As of March 31, 1996, the Company had cash and cash equivalents of $247,793 and short term investments of $4,952,728. Management believes that these sources of funds, together with anticipated cash from operations, will be sufficient and that no lines of credit or debt will be necessary to fund the Company's color copier and printer and network printing software lines of business in 1996. However, if the current test market trials of the STBs are successful and the Company determines to proceed in manufacturing the STBs and the development of its proprietary online/Internet access service, additional equity or debt financing will be required. Although the Company believes that adequate financing would be available on acceptable terms, no assurance of such can be given. The inability of the Company to obtain adequate financing on acceptable terms likely would prevent the marketing of the STBs and the online/Internet access service.

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  None

     (b)  Reports on Form 8-K.  None

The following Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996:

                                                        Financial
Date of     Form 8-K                                   Statements
Report      Item No.       Description                     Filed


1/12/96         5       Acquisition of CoOperative         N/A
                        Printing Solutions, Inc.

1/12/96         4       Change in Independent              N/A
                        Accountants




SIGNATURES

In accordance with the requirements of the Securities Exchange
Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May
14, 1996.

                    Colorocs Information Technologies, Inc.
                    (Issuer)


                    By:  _________________________________
                         Michael J. Casey
                         Vice President, Finance and
                         Administration and Chief Financial
                         Officer

10