Form 10KSB/A
period 1996-03-31
COLOROCS INFORMATION TECHNOLOGIES INC
filed 1996-07-16
CIK 789990

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                            DEC-31-96
[PERIOD-END]                                 MAR-31-96
[CASH]                                         247,793
[SECURITIES]                                 4,952,728
[RECEIVABLES]                                  423,775
[ALLOWANCES]                                    10,000
[INVENTORY]                                    386,876
[CURRENT-ASSETS]                             6,265,237
[PP&E]                                         114,137
[DEPRECIATION]                                  20,040
[TOTAL-ASSETS]                               6,768,044
[CURRENT-LIABILITIES]                          235,873
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                     1,802,738
[OTHER-SE]                                   3,854,433
[TOTAL-LIABILITY-AND-EQUITY]                 6,768,044
[SALES]                                        723,951
[TOTAL-REVENUES]                               723,951
[CGS]                                          399,358
[TOTAL-COSTS]                                1,039,208
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                              (262,228)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                          (262,228)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (262,228)
[EPS-PRIMARY]                                    (.12)
[EPS-DILUTED]                                    (.12)