Form 10QSB
period 1996-06-30
COLOROCS INFORMATION TECHNOLOGIES INC
filed 1996-08-15
CIK 789990

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal Period Ended June 30, 1996

           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _________ to _________

                   Commission file number 0-14392

               COLOROCS INFORMATION TECHNOLOGIES, INC.
  (Exact name of small business issuer as specified in its charter)

          Georgia                                 58-1482573
   (State of incorporation)           (I.R.S. Employer Identification
                                                   Number)

   5600 Oakbrook Parkway, Suite 240, Norcross, Georgia  30093-1843
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

There were 1,967,455 shares of Common Stock outstanding as of August
13, 1996.

Transitional Small Business Disclosure Format.  Yes __ No X

               COLOROCS INFORMATION TECHNOLOGIES, INC.
                   Quarterly Report on Form 10-QSB
               For the Six Months Ended June 30, 1996


                          Table of Contents

Item                                                           Page
Number                                                        Number

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Condensed Consolidated Balance Sheet -
          June 30, 1996 and December 31, 1995                    4

          Condensed Consolidated Statement of Operations -
          Three Months and Six Months Ended June 30, 1996
          and 1995                                               5

          Condensed Consolidated Statement of Cash Flows -
          Three Months and Six Months Ended June 30, 1996
          and 1995                                               6

          Notes to Condensed Consolidated Financial
          Statements - June 30, 1996                             7

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    9



PART II   OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                      11

          SIGNATURES                                            11

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
Colorocs Information Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
As of June 30, 1996 and December 31, 1995

                                                                       June 30,             December 31,
                                                                         1996                   1995
Assets                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                                          $  815,288             $1,578,994
  Short term investments                                              2,991,017              1,970,812
  Receivables, net of allowance for doubtful accounts of $30,000 and $10,000 at June 30, 1996 and December 31, 1995,
    respectively                                                        554,280              2,697,584
  Inventories, at cost                                                  499,486                340,092
  Prepaid expenses                                                      184,173                186,712
Total current assets                                                  5,044,244              6,774,194

Property and equipment, net of accumulated depreciation of
   $36,251 and $18,837 at June 30, 1996 and
   December 31, 1995, respectively                                      290,937                 35,882

Goodwill, net of accumulated amortization of $8,103 at
   June 30, 1996                                                        133,677                141,780

Long term investments                                                   515,000                250,000

Other intangible assets                                                 950,000                     --

Deposits                                                                  6,516                 20,967

                                                                     $6,940,374             $7,222,823
Liability and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities                           $  852,111             $  416,279
  Deferred income                                                        11,803                 12,145
Total current liabilities                                               863,914                428,424

Deferred licensing income                                               875,000                875,000

Minority interest                                                       594,066                     --

Due to affiliates                                                       100,000                     --

Commitments and contingencies

Shareholders' equity
  Common stock; no par value; 10,000,000 shares authorized;
    1,967,455 shares issued and outstanding at June 30, 1996
    and December 31, 1995                                             1,802,738              1,802,738
  Additional paid in capital                                          1,283,000              1,283,000
  Retained earnings                                                   1,421,656              2,833,661
  Total shareholders' equity                                          4,507,394              5,919,399

Total liabilities and shareholders' equity                           $6,940,374             $7,222,823

   The accompanying notes are an integral part of these condensed consolidated balance sheets.

Colorocs Information Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 1996 and 1995
(Unaudited)
                                                 Three Months Ended                     Six Months Ended
                                                      June 30,                               June 30,
                                                 1996         1995                   1996              1995

Revenues:
  Sales of equipment and supplies, net      $   390,656     $325,763             $  847,721        $  751,997
  License fees                                  197,885           --                464,771                --
                                                588,541      325,763              1,312,492           751,997
Operating expenses:
  Cost of revenue                               552,982      117,362                952,340           385,098
  Research and development                      391,589           --                438,982                --
  Sales and marketing                           493,369       34,116                703,882            98,760
  General and administrative                    442,345      421,422                824,289           744,154

Total operating expenses                      1,880,285      572,900              2,919,493         1,228,012

Operating loss                               (1,291,744)    (247,137)            (1,607,001)         (476,015)

Other income, net                                60,033       10,442                113,062           137,420

Loss before minority interest                (1,231,711)    (236,695)            (1,493,939)         (338,595)

Minority interest                                81,934           --                 81,934                --

Net loss                                    $(1,149,777)   $(236,695)           $(1,412,005)       $ (338,595)

Net loss per common share                         $(.58)       $(.12)                 $(.71)            $(.17)

Weighted average shares outstanding           1,967,455     1,948,224             1,967,455         1,948,224

   The accompanying notes are an integral part of these condensed consolidated statements.

Colorocs Information Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months and Six Months Ended June 30, 1996 and 1995
(Unaudited)


                                                         Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                         1996             1995             1996             1995

Operating Activities:
  Net loss                                           $(1,149,777)      $(236,695)      $(1,412,005)      $(338,595)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                       20,802           2,615            31,093           5,230
      Minority interest                                  (81,934)             --           (81,934)             --
Changes in assets and liabilities:
      Receivables                                       (140,505)        363,662         2,143,304          41,943
      Inventories                                       (112,610)         60,724          (159,394)       (117,102)
      Prepaid expenses                                    79,892          24,055             2,539          16,527
      Deposits                                            17,503              --            14,451              --
      Other assets                                                        37,933                --         (37,933)
      Accounts payable, accrued liabilities, and
        deferred income                                  189,042          89,444            (3,510)        127,923
          Cash (used in) provided by operating
            activities                                (1,177,587)        265,872           534,544        (302,007)

Investing Activities:
  Sale (purchase) of marketable securities             1,961,711        (679,410)       (1,020,205)        306,273
  Sale of investment in Savin, net                                            --                --         144,000
  Purchase of equipment, net                            (216,629)             --          (278,045)             --
  Payments received on note receivable                        --          (4,212)               --           3,288
      Cash provided by (used in) investing
         activities                                    1,745,082        (683,622)       (1,298,250)        453,561


Net increase (decrease) in cash and
   cash equivalents                                      567,495        (417,750)         (763,706)        151,554
Cash and cash equivalents, beginning of period           247,793         801,139         1,578,994         231,835
Cash and cash equivalents, end of period              $  815,288       $ 383,389        $  815,288        $383,389


   The accompanying notes are an integral part of these condensed consolidated statements.

      COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1996
1.   Summary of Significant Accounting Policies

The Company

Colorocs Information Technologies, Inc. (the "Company" ) is incorporated in the State of Georgia. The Company's principal operations have shifted from the design, manufacture and sale of plain paper full color copiers and color printers to the maintenance and product support of color copiers and printers previously manufactured and sold by the Company and to the licensing of the Company's patented color printing and copier technology. The Company currently generates revenue from the licensing of its technology, the sale of spare parts, supplies and other consumables, the sale of the Company's remaining inventory of color copiers and printers and the sale of network printing and file sharing software products.

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

Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of its operations and cash flows for three months and the six months ended June 30, 1996 and 1995 have been included. Operating results for the three months and the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

    2.      Acquisition

In December 1995, the Company acquired substantially all of the assets of CoOperative Printing Solutions, Inc. ("COPS, Inc.") for $47,872 in cash and 19,231 shares of the Company's Common Stock. The acquisition has been accounted for using the purchase method, and accordingly the acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition and the results of operations of COPS, Inc. have been included in the accompanying statements of operations from the date of acquisition. Allocation of the purchase price of the acquisition resulted in goodwill of $141,780 which is being amortized over five years.

  3.    Licensing Agreements

During 1995, the Company purchased 250,000 shares of common stock (approximately 3%) of ViewCall Europe PLC ("VCE"), a publicly traded company based in the United Kingdom, for a price of $1.00 per share. VCE develops and markets a low cost television set top box ("STB") that provides users with direct access to the Internet through a television and an ordinary telephone line. In connection with its investment in VCE, the Company obtained a six-month exclusive license and an option to acquire a permanent exclusive license from VCE and Walzer Corporation, a British Virgin Islands corporation ("Walzer"), to distribute the STBs in North America.

During the second quarter of 1996, the Company incorporated ViewCall America, Inc. ("VCA") as a wholly owned subsidiary to exercise the option to acquire the permanent exclusive license. In connection with the organization of VCA and the exercise of the permanent exclusive license, the Company agreed to contribute $5,000,000 to VCA, inclusive of its investment to date in the STB and online service. VCA then issued 1,000,000 shares of its common stock, representing 16.9% of the outstanding common stock, to Walzer in connection with the exercise of the option to acquire the permanent exclusive license. The value associated with the permanent exclusive license has been recorded in Other Intangible Assets in the accompanying Balance Sheet. The Company and certain shareholders of the Company entered into an agreement to guarantee any VCA debt for amounts up to $4,000,000, subject to certain conditions. VCA granted warrants to purchase 2,000,000 shares of VCA common stock to the Company and the guaranteeing shareholders at $0.70 per share in consideration for their agreement to guarantee debt. VCA also granted options to purchase 1,750,000 shares of common stock at an exercise price of $0.70 per share to certain key employees of VCA.

VCA and Walzer organized ViewCall South America, Inc., a Georgia corporation ("VCSA"), of which 51 percent of the common stock is owned by VCA and the remaining common stock is owned by Walzer. VCA paid $250,000 to Walzer in exchange for the exclusive rights to distribute the STB in South America. This amount has been recorded in Other Intangible Assets in the accompanying Balance Sheet.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


  The following discussion contains forward looking information that is subject to a number of uncertainties that could cause actual results to differ materially from those projected.

Results of Operations

Revenues

Revenues were $588,541 and $1,312,492 for the three months and six months ended June 30, 1996, respectively, and $325,763 and $751,997 for the three months and six months ended June 30, 1995, respectively, an increase of $262,778 and $560,495 or approximately 81% and 75%, respectively. The increase in revenues is principally attributable to an increase in software license fees resulting from the acquisition of COPS, Inc. in December 1995. Sales generated from equipment and supplies were $308,400 for the three months ended June 30, 1996, as compared to $325,763 for the three months ended June 30, 1995, a decrease of $17,363 or approximately 5%. Sales generated from equipment and supplies were $697,465 for the six months ended June 30, 1996 as compared to $751,997 for the six months ended June 30, 1995, a decrease of $54,532 or approximately 7%. This decrease was primarily due to a decrease in volume sales over the prior year.

Cost of Revenue

Cost of revenue was $552,982 and $952,340 or approximately 94%
and 73% of revenues and $117,362 and $385,098 or approximately 36% and 51% of revenues for the three months and six months ended June 30, 1996 and 1995, respectively. The increases in the dollar amount and the percentage of revenues are the result of the increased cost of license fees from COPS, Inc. and depreciation expense related to costs associated with the consumer trials and online service.

Research and Development Expenses

Research and development expenses were $391,589 and $438,982 for the three months and six months ended June 30, 1996, respectively, compared to $0 in the first three months and six months of 1995. The research and development expenses in 1996 are attributable to research and development personnel added in connection with the acquisition of COPS, Inc. and the development costs incurred in connection with the development of the STB and online service.

Sales and Marketing Expenses

Sales and marketing expenses were $493,369 for the three months ended June 30, 1996 as compared to $34,116 for the three months ended June 30, 1995, and $703,882 for the six months ended June 30, 1996 as compared to $98,760 for the six months ended June 30, 1995. Sales and marketing expenses as a percentage of revenues were 84% and 54% for the three months and six months ended June 30, 1996, respectively, and 10% and 13% for the three months and six months ended June 30, 1995, respectively. The increases in the dollar amount of sales and marketing expenses and the percentage of revenues are due principally to the addition of sales and marketing personnel and increased marketing expenses related to license fees and marketing expenses related to the VCA consumer market trials.

General and Administrative Expenses

  General and administrative expenses were $442,345 and $824,289 for the three months and six months ended June 30, 1996, respectively, and $421,422 and $744,154 for the three months and six months ended June 30, 1995, respectively, an increase of 5% and 11%, respectively. General and administrative expenses were 75% and 65% of revenues for the three months and six months ended June 30, 1996, respectively, and 129% and 99% of revenues for the three months and six months ended June 30, 1995, respectively. The increase in general and administrative expenses in the 1996 periods are due to the addition of administrative staff personnel to support the Company's anticipated growth. The decrease as a percentage of revenues is due to the 81% and 75% increase in revenues in the 1996 periods over the prior year.

Other Income, Net

Other income, net was $61,033 and $114,062 for the three months and six months ended June 30, 1996, respectively, as compared to $10,442 and $137,420 for the three months and six months ended June 30, 1995, respectively. The increase in other income, net during the three months ended June 30, 1996 is due to an increase in the Company's cash and cash equivalents and short term investments over the prior year.

Liquidity and Capital Resources

The Company's sources of liquidity are current cash balances and cash equivalents, short term investments, and cash generated from operations. As of June 30, 1996, the Company had short term investments of $2,991,017. Management believes that these sources of funds, together with anticipated cash from operations, will be sufficient and that no lines of credit or debt will be necessary to fund the Company's color copier and printer and network printing software lines of business for the foreseeable future. The Company has determined to proceed with the further development of the STB and the development of the VCA online service. The Company believes that additional equity or debt financing will be required to finance the development of the STB and the online service. Although the Company believes that adequate financing would be available on acceptable terms, no assurance of such can be given. The inability of the Company to obtain adequate financing on acceptable terms likely would prevent the marketing of the online service.

                     PART II - OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K.

a. Exhibit. The following exhibit is filed as a part of this report:

          Exhibit No.              Description              Page No.

              27            Financial Data Schedule             11

        (b)     Reports on Form 8-K.

        Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.


                             SIGNATURES

In accordance with the requirements of the Securities Exchange
Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1996.

                         Colorocs Information Technologies, Inc.
                         (Issuer)


                         By:  _________________________________
                                   Michael J. Casey
                              Vice President, Finance and
                              Administration and Chief Financial
                              Officer
11