Form 10QSB
period 1996-09-30
COLOROCS INFORMATION TECHNOLOGIES INC
filed 1996-11-14
CIK 789990

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Period Ended September 30, 1996

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

There were 2,007,605 shares of Common Stock outstanding as of November 14, 1996.

Transitional Small Business Disclosure Format.  Yes __ No X

Page 1 of 12
Index of Exhibits on Page 12

COLOROCS INFORMATION TECHNOLOGIES, INC.
Quarterly Report on Form 10-QSB
For the Quarter Ended September 30, 1996


Table of Contents

Item                                                     Page
Number                                                  Number



PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets
           - September 30, 1996 and December 31, 1995      3

           Condensed Consolidated Statements of
           Operations - Three Months and Nine Months
           Ended September 30, 1996 and 1995               4

           Condensed Consolidated Statements of Cash
           Flows - Three Months and Nine Months Ended
           September 30, 1996 and 1995                     5

           Notes to Condensed Consolidated Financial
           Statements - September 30, 1996                 6


Item 2.
           Management's Discussion and Analysis of
           Financial Condition and Results of Operations   8


PART II    OTHER INFORMATION

Item 4.    Submission of Matter to a Vote of Security
           Holders                                        10

Item 6.    Exhibits and Reports on Form 8-K               11


           SIGNATURES                                     11

           INDEX OF EXHIBITS                              12

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
Colorocs Information Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of September 30, 1996 and December 31, 1995



                                                                           September 30,          December 31,
                                                                              1996                   1995

                                                                          (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                $  258,244             $1,578,994
  Short term investments                                                    1,005,914              1,970,812
  Receivables, net of allowance for doubtful accounts of
  $30,000 and $10,000 at September 30, 1996 and December 31,
  1995, respectively                                                          427,043              2,697,584
  Inventories, at cost                                                        280,698                340,092
  Prepaid expenses                                                            183,041                186,712
Total current assets                                                        2,154,940              6,774,194

Property and equipment, net of accumulated depreciation of
  $78,004 and $18,837 at September 30, 1996 and December 31,
  1995, respectively                                                          605,437                 35,882

Goodwill, net of accumulated amortization of $17,338 and $0 at
  September 30, 1996 and December 31, 1995, respectively                      149,419                141,780

Long term investments                                                         250,000                250,000

Prepaid license fees                                                           78,705                     --

Other intangible assets                                                       992,691                     --

Deposits                                                                        7,516                 20,967

                                                                           $4,238,708             $7,222,823


Liability and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                                   $853,403               $416,279
  Deferred income                                                              16,328                 12,145
Total current liabilities                                                     869,731                428,424

Deferred licensing income                                                     875,000                875,000

Minority interest                                                             141,544                     --

Commitments and contingencies

Shareholders' equity:
  Common stock; no par value; 10,000,000 shares authorized;
  2,007,605 and 1,967,455 shares issued and outstanding at
  September 30, 1996 and December 31, 1995, respectively                    1,802,738              1,802,738
  Additional paid in capital                                                1,330,861              1,283,000
  (Accumulated deficit) retained earnings                                    (781,166)             2,833,661
  Total shareholders' equity                                                2,352,433              5,919,399

Total liabilities and shareholders' equity                                 $4,238,708             $7,222,823

The accompanying notes are an integral part of these condensed consolidated balance sheets.

Colorocs Information Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 1996 and 1995
(Unaudited)


                                                          Three Months Ended                   Nine Months Ended
                                                             September 30,                       September 30,

                                                         1996            1995               1996            1995
Revenues:
  Sales of equipment and supplies, net               $  228,475       $  417,287         $1,076,196      $1,169,283
  License fees                                          243,159               --            707,930              --
                                                        471,634          417,287          1,784,126       1,169,283
Operating expenses:
  Cost of revenue                                       517,711           92,597          1,470,051         477,695
  Research and development                            1,339,890               --          1,778,872              --
  Sales and marketing                                   538,721           50,489          1,242,603         149,249
  General and administrative                            780,651          252,890          1,604,940         997,090

Total operating expenses                              3,176,973          395,976          6,096,466       1,624,034

Operating (loss) income                              (2,705,339)          21,311         (4,312,340)       (454,751)

Other (expense) income, net                            (214,006)       3,057,335           (100,944)      3,194,756

(Loss) income before taxes and minority
  interest                                           (2,919,345)       3,078,646         (4,413,284)      2,740,005

Provision for income taxes                                   --        1,137,000                 --       1,137,000

(Loss) income before minority interest               (2,919,345)       1,941,646         (4,413,284)      1,603,005

Minority interest                                       716,523               --            798,457              --

Net (loss) income                                   $(2,202,822)      $1,941,646        $(3,614,827)     $1,603,005


Net (loss) income per common share
  Primary                                                $(1.10)            $.98             $(1.80)           $.82
  Fully diluted                                          $(1.10)            $.95             $(1.80)           $.80

Weighted average shares outstanding
  Primary                                             2,007,605        1,973,072          2,007,065       1,948,224
  Fully diluted                                       2,007,605        2,042,943          2,007,065       2,007,291

The accompanying notes are an integral part of these condensed consolidated statements.

Colorocs Information Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months and Nine Months Ended September 30, 1996 and 1995
(Unaudited)




                                                       Three Months Ended                     Nine Months Ended
                                                         September 30,                          September 30
                                                     1996             1995                1996             1995


Operating Activities:
   Net (loss) income                                $(2,202,822)      $1,941,646          $(3,614,827)     $1,603,005
   Adjustments to reconcile net (loss)
     income to net cash (used in) provided
     by operating activities:
      Depreciation and amortization                      50,989            2,615               82,082           7,846
      Change in deferred taxes                               --        1,137,000                   --       1,137,000
      Minority interest                                (716,523)              --             (798,457)             --
   Changes in assets and liabilities:
      Receivables                                       127,237          (27,355)           2,270,541          14,588
      Inventories                                       218,788          (93,429)              59,394        (210,530)
      Prepaid expenses                                    1,132          (43,973)               3,671         (27,447)
      Deposits                                           (1,000)              --               13,451              --
      Other assets                                           --          (28,364)                  --        (111,195)
      Accounts payable, accrued liabilities,
        and deferred income                             367,150          (55,314)             363,640          72,610
         Cash (used in) provided by operating
           activities                                (2,155,049)       2,832,826           (1,620,505)      2,485,877

Investing Activities:
   Sale (purchase) of marketable securities           1,985,103       (1,732,479)             964,898      (1,426,206)
   Sale of investment in Savin, net                          --               --                   --         144,000
   Purchase of equipment, net                          (356,254)              --             (634,299)             --
   Prepaid license fees                                 (78,705)              --              (78,705)             --
   Payments received on note receivable                      --               --                   --          48,230
     Cash provided by (used in) investing
       activities                                     1,550,144       (1,732,479)             251,894      (1,233,976)

Financing Activities:
   Repayment of line of credit                               --           (8,000)                  --          (8,000)
   Proceeds from exercise of stock options               47,861               --               47,861              --
     Cash provided by (used in) financing
       activities                                        47,861           (8,000)              47,861          (8,000)

Net increase (decrease) in cash and
  cash equivalents                                     (557,044)       1,092,347           (1,320,750)      1,243,901
Cash and cash equivalents, beginning of period          815,288          383,389            1,578,994         231,835
Cash and cash equivalents, end of period               $258,244       $1,475,736             $258,244      $1,475,736

The accompanying notes are an integral part of these condensed consolidated statements.

COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1996

1.   Summary of Significant Accounting Policies

The Company

Colorocs Information Technologies, Inc. (the "Company") is incorporated in the State of Georgia. The Company's principal operations have shifted from the design, manufacture and sale of plain paper full color copiers and color printers to the maintenance and product support of color copiers and printers previously manufactured and sold by the Company and to the licensing of the Company's patented color printing and copier technology. The Company currently generates revenue from the licensing of its technology, the sale of spare parts, supplies and other consumables, thesale of the Company's remaining inventory of color copiers and printers and the sale of network printing and file sharing software products.

Effective December 10, 1993, the Company was reorganized and recapitalized under Chapter 11 of the United States Bankruptcy Code. New common stock was issued to new investors and to certain classes of the predecessor Company's creditors as settlement of their claims pursuant to the Plan of Reorganization (the "Plan"). Under the Plan, the predecessor Company's former common shareholders and preferred shareholders also received new common stock of the reorganized Company.

Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations and cash flows for three months and the nine months ended September 30, 1996 and 1995 have been included. Operating results for the three months and the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   Acquisition

In December 1995, the Company acquired substantially all of the assets of CoOperative Printing Solutions, Inc. ("COPS,
Inc.") for $47,872 in cash and 19,231 shares of the Company's Common Stock. The acquisition has been accounted for using the purchase method, and accordingly the acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition and the results of operations of COPS, Inc. have been included in the accompanying statements of operations from the date of acquisition. Allocation of the purchase price of the acquisition resulted in goodwill of $166,757, as adjusted, which is being amortized over five years.

3.   Licensing Agreements

During the second quarter of 1996, the Company incorporated
ViewCall America, Inc. ("VCA") as a wholly owned subsidiary to exercise an option to acquire the permanent exclusive license to acquire a low cost television set top box ("STB") that provides access to the Internet over an ordinary telephone for display on the television and develop an online service for the television. In connection with the organization of VCA and the exercise of the permanent exclusive license, the Company contributed $5,000,000 to VCA, inclusive of its investment to date in the STB and online service.
VCA then issued 1,000,000 shares of its common stock, representing 16.9% of the outstanding common stock, in connection with the exercise of the option. The value associated with the technology acquired has been recorded in Other Intangible Assets in the accompanying Balance Sheet. The Company and certain shareholders of the Company entered into an agreement to guarantee any VCA debt for amounts up to $4,000,000, subject to certain conditions. VCA granted warrants to purchase 2,000,000 shares of VCA common stock to the Company and the guaranteeing shareholders at $0.70 per share in consideration for their agreement to guarantee debt.

4.  Note Payable

On November 11, 1996, the Company entered into a loan agreement with the Company's Chairman and Chief Executive Officer for $500,000. The loan is secured by the Company's assets, bears interest at prime rate plus 2% and is payable on May 11, 1996.

ITEM 2.
Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Revenues

Revenues were $471,634 and $1,784,126 for the three months and nine months ended September 30, 1996, respectively, and $417,287 and $1,169,283 for the three months and nine months ended September 30, 1995, respectively, an increase of $54,347, or 13%, and $614,843, or 53%, respectively. The increase in revenues is principally attributable to an increase in software license fees resulting from increased sales volume of network printing software products. License fees were $243,159 for the three months ended September 30, 1996 and $707,930 for the nine months ended September 30, 1996, as compared to $0 in each of the corresponding periods of 1996. Sales generated from equipment and supplies were $228,475 for the three months ended September 30, 1996, as compared to $417,287 for the three months ended September 30, 1995, a decrease of $188,812 or approximately 45%. Sales generated from equipment and supplies were $1,076,196 for the nine months ended September 30, 1996 as compared to $1,169,283 for the nine months ended September 30, 1995, a decrease of $93,087 or approximately 8%. These decreases were primarily due to a decrease in the sales volume of spare parts and consumables over the prior year periods resulting from a declining number of color copiers and printers requiring spare parts and consumables.

Cost of Revenue

Cost of revenue was $517,711 and $1,470,051 or approximately 110% and 82% of revenues for the three months and nine months ended September 30, 1996, respectively, and $92,597 and $477,695 or approximately 22% and 41% of revenues for the three months and nine months ended September 30, 1995, respectively. The increases in the dollar amount and the percentage of revenues are the result of the increased cost of license fee revenue from the sale of network printing software products and costs associated with consumer trials of the online service.

Research and development expenses

Research and development expenses were $1,339,890 and $1,778,872 for the three months and nine months ended September
30, 1996, respectively, compared to $0 in the three months and nine months ended September 30, 1995. The research and development expenses in 1996 are attributable to research and development personnel added in connection with the acquisition of COPS, Inc. and the research and development costs associated with the development and enhancement of the STB, the browser software and online service.

Sales and marketing expenses

Sales and marketing expenses were $538,721 for the three months ended September 30, 1996 as compared to $50,489 for the three months ended September 30, 1995, and $1,242,603 for the nine months ended September 30, 1996 as compared to $149,249 for the nine months ended September 30, 1995. Sales and marketing expenses as a percentage of revenues were

114% and 70% for the three months and nine months ended September 30, 1996, respectively, and 12% and 13% for the three months and nine months ended September 30, 1995, respectively. The increases in the dollar amount of sales and marketing expenses and the percentage of revenues are due principally to the addition of sales and marketing personnel and increased marketing efforts related to license fees and increased marketing efforts related to the online service.

General and administrative expenses

General and administrative expenses were $780,651 and $1,604,940 for the three months and nine months ended
September 30, 1996, respectively, and $252,890 and $997,090 for the three months and nine months ended September 30, 1995, respectively, an increase of 209% for the three months and 61% for the nine months ended September 30, 1996, respectively. General and administrative expenses were 166% and 90% of revenues for the three months and nine months ended September 30, 1996, respectively, and 61% and 85% of revenues for the three months and nine months ended September
30, 1995, respectively. The increase in general and administrative expenses in the 1996 periods are due to the addition of administrative staff personnel to support anticipated growth principally related to the development of the online service.

Other (expense) income, net

Other (expense) income, net was $(214,006) and ($100,944) for the three months and nine months ended September 30, 1996, respectively, as compared to other (expense)income, net of $3,057,335 and 3,194,756 for the three months and nine months ended September 30, 1995, respectively. The decrease in other (expense) income, net during the three and nine months ended September 30, 1996 is due to the recognition of $3,050,000 of licensing revenue net of related foreign taxes during the third quarter of 1995.

Liquidity and Capital Resources

The Company's sources of liquidity are current cash balances and cash equivalents, short term investments, and cash generated from operations. As of September 30, 1996, the Company had short term investments of $1,005,914 and cash and cash equivalents of $258,244. Management believes that these sources of funds, together with anticipated cash from operations, will not be sufficient and that additional debt and/or equitey financing will be necessary to fund the Company's operations, including the furter development of the STB and online service. The Company is currently persuing additional debt and equity financing. Although the Company believes that adequate financing will be available on acceptable terms, no assurance of such can be given. The inability of the company to obtain adequate debt or equity financing on acceptable terms likely could prevent the further development of the STB and the marketing of the online service and could jeopardize the continued viability of the company.

PART II - OTHER INFORMATION

ITEM 4.
Submission of Matters to a Vote of Security Holders

The 1996 Annual Meeting of Shareholders of the Company was held on July 12, 1996 at which the following matters were brought before and voted upon by the shareholders:

1. The election of the following persons to the Board of Directors to serve until the 1997 Annual Meeting of Shareholders:

                                                             Broker
                             For         Votes Withheld    Non-Votes

Melton Harrell            1,568,040           1,950         397,465
Alan McKeon               1,568,215           1,775         397,465
Richard S. Owings, Jr.    1,512,265          57,725         397,465
Rudolph P. Russo          1,568,165           1,825         397,465
Michael Schwarz           1,512,140          57,850         397,465
Samuel H. Srochi          1,512,140          57,850         397,465

2.   Proposal to approve an amendment to the 1994 Employee Stock
     Option Plan to increase the number of shares authorized thereunder.

                                                             Broker
     For               Against             Abstain         Non-Votes
   1,513,962           51,228               3,550          398,715


3. Proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 1996:

                                                            Broker
     For                Against             Abstain        Non-Votes
   1,564,415             1,325              3,050          398,665

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit. The following exhibit is filed as a part of this report:

           Exhibit No.           Description              Page No.

              27            Financial Data Schedule         13

(b)  Reports on Form 8-K.

The following Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996:

                                                          Financial
  Item           Date of                                 Statements
Reported          Report           Description              Filed
5                7/12/96      Exercise of option to         N/A
                              distribute STB and
                              license to use techno-
                              logy by VCA


7                9/16/96      Press release regarding       N/A
                              VCA agreement with
                              Mitsubishi Consumer
                              Electronics America

SIGNATURES

In accordance with the requirements of the Securities Exchange
Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 1996.

                          Colorocs Information Technologies, Inc.
                          (Issuer)


                          By: /s/Michael J. Casey
                              Michael J. Casey
                              Vice President, Finance and
                              Administration and Chief
                              Financial Officer

EXHIBIT INDEX


Exhibit No.                 DESCRIPTION                    Page No.

   27                   Financial Data Schedule               13