Form 10-K
period 1996-12-31
COLOROCS INFORMATION TECHNOLOGIES INC
filed 1997-04-15
CIK 789990

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-KSB

             [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Fiscal Year Ended December 31, 1996

           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission file number 0-14392

               COLOROCS INFORMATION TECHNOLOGIES, INC.
           (Name of small business issuer in its charter)

         Georgia                                     58-1482573
(State of incorporation)                        (I.R.S. Employer
                                             Identification Number)

   5600 Oakbrook Parkway, Suite 240, Norcross, Georgia  30093-1843
    (Address of principal executive offices, including zip code)

                           (770) 447-3570
            (Issuer's telephone number, including area code)

     Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, no par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No      .

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __.

The issuer's revenues for the fiscal year ended December 31, 1996 were $2,863,448. Based on the closing bid price of the Common Stock on April 8, 1997, the aggregate market value of the outstanding Common Stock held by non-affiliates of the issuer on April 8, 1997 was $10,381,494. There were 2,102,794 shares of Common Stock outstanding as of April 8, 1997.

Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by
a court. Yes X  No   .

Transitional Small Business Disclosure Format  Yes      No   X .

Portions of the issuer's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on June 23, 1997 are incorporated by reference in Part III hereof.



                               PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Colorocs Information Technologies, Inc. ("Company") was incorporated under the name Colorocs Corporation on July 14, 1982 under the laws of Georgia. On December 13, 1995, the Company's name was changed from Colorocs Corporation to Colorocs Information Technologies, Inc. to reflect changes in the Company's business focus. The Company was originally founded to capitalize on the trend toward the use of color in business communications, and the Company's principal operations historically were primarily the design, manufacture and sale of full color copiers and color printers. Beginning in 1994, the Company's principal business focus shifted to product support of color copiers and printers previously manufactured and sold by the Company and to the licensing of the Company's patented color printing and copier technology. In 1995 and 1996 the Company used the revenues generated from patent licensing to develop two new technology based lines of business; the delivery of the Internet through the television through the Company's majority-owned subsidiary ViewCall America, Inc. ("VCA"), and the provision of network printing and file sharing software products through the Company's wholly owned subsidiary COPS, Inc. ("COPS").

The Company currently generates revenue from the licensing of its patented printer and copier technology, the sale of supplies and spare parts, maintenance of its installed base of copiers and printers, the sale of the Company's remaining inventory of color copiers and printers, the sale of network printing and file sharing software products, and technology license fees for the Company's Internet-TV access service ("On-TV[TM]") (see also - "Recent Developments"). Unless the context indicates otherwise, the "Company" refers to Colorocs Information Technologies, Inc. and its subsidiaries VCA and COPS.

In addition to historical information this report includes forward looking statements and information based on management's beliefs, plans, expectations and assumptions and on currently available information. The words "may", "should", "expect", "anticipate", "intend", "plan", "continue", "believe", "seek", "estimate" and similar expressions used in this report are intended to identify forward looking statements, although this report also contains other forward looking statements. The forward looking statements in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, many of which are beyond the Company's control. Such factors include particularly, but are not limited to, those set forth under "-Internet-TV On-Line Service - Business Risks". As a result of these various risks, uncertainties and assumptions underlying the forward looking statements in this report, the Company's future actions, financial condition, results of operations and shareholder values could differ materially from any forward looking statement made by the Company.

RECENT DEVELOPMENTS

On March 7, 1997 VCA agreed in principle with NetChannel, Inc. ("NetChannel"), a privately held company based in South San Francisco, California for the sale to NetChannel of all VCA Common Stock outstanding on the date of closing in exchange for 4,252,273 shares of NetChannel Preferred stock and the conversion of all options and warrants to purchase VCA Common Stock outstanding on the date of closing into options and warrants to purchase NetChannel Common Stock. The NetChannel Preferred Stock is convertible by the holder into shares of NetChannel Common Stock on a share-for-share basis. In connection with the sale of VCA to NetChannel, virtually all of the outstanding liabilities of VCA will be satisfied, including accounts payable of approximately $2,500,000 and secured debt of $1,500,000. Additionally Colorocs has agreed to convert the entire amount of its advances to VCA into VCA Common Stock immediately prior to closing. Management believes that the market for Internet-TV services is one that is consolidating rapidly, and the joining of two of the leading companies in this market will increase the likelihood of success of the combined entity. However, consummation of the transaction is subject to several conditions and no assurance can be given as to whether or when the transaction will be completed. See also Note 2 of Notes to Consolidated Financial Statements.

In January 1997 VCA announced that it had entered into a Letter of Intent with Hitachi Home Electronics (America), Inc. to include
On-TV[TM] exclusively with all of its Internet appliances for a period of two years. Also in January 1997 the Company announced that Sega of America, Inc. had launched VCA's On-TV[TM] service as a premium channel with its Sega Saturn Netlink games machine.

On January 31, 1997 the Company's Chief Financial Officer, Mr Michael
J. Casey, left the Company.

The report of the Company's independent auditors, Arthur Andersen LLP, with respect to the Company's audited financial statements for the fiscal year ended December 31, 1996, includes an explanatory paragraph which states that substantial doubt exists regarding the Company's ability to continue as a going concern due to the Company's losses from operations and net capital deficiency. See the Report of Independent Public Accountants and Note 1 to the Consolidated Financial Statements of the Company set forth in "Item 7. Financial Statements".


BUSINESS STRATEGY

General

During 1996 the Company moved aggressively toward new technology based businesses which provide growth opportunities and away from the Company's historical color copier and printer business. As a result the Company today operates three significantly different businesses, each of which is at a different stage of its product life cycle and each of which offers different opportunities. Accordingly, the Company's business strategy for each business differs. The Company's strategy for each of these businesses is described in more detail below.

Internet TV On-Line Service (VCA)

The Company's business strategy for VCA is to develop an on-line service for forthcoming Internet-televisions and Internet set top boxes. These devices, either built into the television or designed as an add-on to the television, enable a consumer to connect to the Internet through a standard telephone line and then surf the Internet from the comfort of their armchair. VCA has developed an on-line service, On-TV[TM], that enhances the Internet by providing original televisual content that is highly personalized, localized and customized for the television viewer. VCA's strategy is to develop and enhance On-TV[TM] and provide it to consumers bundled with Internet access devices from major consumer electronics companies. Once the consumer has purchased an Internet access device bundled with On-TV, VCA expects to generate recurring revenues from monthly subscriptions, advertising and transaction fees. To date, VCA has entered into agreements, which are typically exclusive, with Mitsubishi Consumer Electronics America, Inc., Hitachi Home Electronics (America), Inc., Boca Research Inc. and Sega of America, Inc. which provide for the Company's On-TV[TM] service to be bundled with, respectively, an integrated Internet-TV ("DiamondWeb[TM]"), an unannounced product, a low cost set top box and a games machine ("Sega Saturn").

VCA also generates revenues from licensing its enabling technology to other companies as well as from licensing On-TV[TM] for use in international markets.

VCA intends to maintain its position as technology neutral with regard to which hardware platform and which browser connect to the Company's On-TV[TM] service. This open approach enables consumer electronics manufacturers to select the technology of their choice and maximizes the potential number of subscribers that can connect to VCA's On-TV[TM] service.

Color Copiers and Printers

Colorocs current business strategy is to market its patented double transfer, single pass to paper, color imaging system on a non-exclusive basis to manufacturers and developers of color copiers and printers that desire to use Colorocs' patents in new or existing electrophotography and printing devices. Licensees for the Colorocs patents are typically large, multinational companies for whom the sales cycle can be several years. Patent license fees for 1995 totaled $5,287,000; however, Colorocs did not enter into any patent licenses during 1996, although a number of new potential patent licensees were identified. Colorocs has deferred $875,000 of income in connection with patent license agreements in 1995 (See "Item 4. Financial Statements"). Colorocs believes that there may be additional potential licensees of its proprietary technology and is aggressively pursuing these opportunities.

As of December 31, 1996, Colorocs had sold substantially all of its existing color copier and printer inventory, and the Company does not plan to develop or manufacture new color copiers and printers. Revenues from supplying and supporting Colorocs' installed base of copiers and printers has declined from $1,077,792 in 1995 to $806,842 in 1996. Colorocs' strategy during 1996 was to maximize the sales of consumables and parts to the existing installed base of its color copiers and printers by focusing on direct sales to dealers and wholesalers. Colorocs was successful in gaining new distributors in Europe and Asia who had formerly been purchasing from alternative sources. The Company recognizes that Colorocs installed base of copiers and printers will decline over time as these copiers and printers are replaced by more technologically advanced and/or inexpensive color copiers and printers manufactured by others. As a result, sales of the Company's parts supplies, and consumables to this installed base are expected to decline accordingly.

Network Printing and File Sharing Software (COPS)

The Company's principal business strategy for COPS is to maintain and update the existing installed base of COPStalk, a network printing and file sharing software product. As market opportunities allow, the Company intends to develop and market new network printing related software products and to expand into new software product lines. The Company intends to distribute these new products both through COPS's existing distribution channels and to COPS's existing customer base as well as by developing new distribution channels and expanding its customer base.


INTERNET-TV ON-LINE SERVICE (VCA)

Background

In late 1995, seeking new forms of expansion and growth, the Company identified a new opportunity for the delivery of the Internet to the 64% of U.S. households who do not have a personal computer yet do have a television and a telephone. Tapping into the growing popularity of the Internet, the Company originally licensed from ViewCall Europe PLC ("VCE"), a publicly traded company based in the United Kingdom, and Walzer Corporation ("Walzer"), a British Virgin Islands corporation related by common ownership to VCE, an early stage, development version set top box and browser that could connect to the Internet and display the pages on a television screen. During 1996 the Company undertook market testing of the product concept and was instrumental in defining the market for Internet access through the television. Following the incorporation of VCA as a separate subsidiary in June 1996 and partially as a result of market investigation the Company identified a number of companies, many of which were better financed and had greater resources than the Company, that intended to develop and market Internet access devices that were competitive with the Company's products. As a result, VCA identified the need for a service to which to connect these devices and subsequently developed On-TV[TM], the personal Internet channel. On-TV[TM] provides original personalized content, including news, sports and television listings, together with full access to the Internet which is delivered to the Internet access device over a telephone line and displayed on a television screen.

While developing the On-TV[TM] service VCA continued development of the software browser that was originally licensed and has undertaken original development of a low cost set top box ("STB"), both of which are used to connect to VCA's On-TV[TM] service. These products have been licensed to Boca Research on a non-exclusive basis and additional parties may be licensed in the future. As part of the development of the market, VCA has chosen to focus on development of the On-TV[TM] service, electing to partner with leading technology companies to make their hardware/software combinations work with the On-TV[TM] service. As a result further development of the STB and browser ceased in the first quarter of 1997.

Products

On-TV[TM] Service

VCA has developed and continues to enhance an on-line service, On-TV[TM], which provides consumers access to timely, personalized and localized information together with electronic mail (e-mail) delivered to their television set through the Internet. VCA's on-line service is delivered to consumers bundled with a number of different hardware devices, typically a set top box that can be added to the television and connected to a telephone, or a television that includes the software and circuitry necessary to connect the television to the Internet. On-TV[TM] has two major advantages over competing services:
(i) it is designed to operate independently of the different hardware and software configurations that make up an STB, which makes it connectable to more Internet access devices and thereby increases the potential market and (ii) it provides the consumer with personalization features that enable consumers to receive what they want, when they want it rather than having to sift through the complexity of the Internet to find the resources they want, thereby increasing consumer satisfaction and reducing the rate of "churn" or disconnection from the service.

Product Research and Development

VCA's products have either been developed internally through sub-contractors who are engaged on a "work for hire" basis or have been licensed from third parties. VCA's core product, the On-TV[TM] service, has been developed substantially in-house. VCA had no expenditure on research and development in 1995 and spent $3,050,802 on research and development in 1996, directly as a result of developing the On-TV[TM] service, together with the STB and browser.

Sales and Marketing

VCA is currently a development stage company. It sells On-TV[TM] for inclusion with Internet access devices typically on an exclusive basis. As of December 31, 1996, VCA had entered into exclusive agreements with Mitsubishi Consumer Electronics America, Inc. for the inclusion of On-TV[TM] with all of Mitsubishi's Internet-ready televisions which will be marketed under the brand name DiamondWeb[TM], and with Boca Research which is developing an STB based on VCA's enabling technologies. VCA also has a non-exclusive agreement with Sega of America, Inc. for inclusion of the On-TV[TM] as a premium channel on the Sega Netlink cartridge add-on to the popular Sega Saturn games machine. VCA's sales strategy is to enter into long-term, mutually beneficial relationships with consumer electronics companies for the exclusive inclusion of On-TV[TM] with their Internet access devices. In support of this strategy VCA has developed technology partnerships with a number of leading technology providers, including; Motorola, VLSI, Acorn, Spyglass and others. VCA identifies prospective customers with which to partner its On-TV[TM] service through a combination of direct sales, market research and attendance at industry trade shows.

Once a consumer purchases an Internet access device such as those described above, the consumer is automatically connected to the On-TV[TM] service. Depending on the nature of the agreement made with the consumer electronics manufacturer, the consumer may either have a 30-day free trial or start paying for the service immediately.

VCA is pursuing international expansion through the formation of joint ventures for the deployment and localization of the "On-TV[TM]" service in other countries. ViewCall Canada ("VCC") was formed in December 1996 as a joint venture with MTS Advanced, Inc., a subsidiary of Manitoba Telecom Services Inc., to deploy the On-TV[TM] service in Canada.

Customer Support and Services

VCA offers customer support to its consumer electronics partners for technical integration and marketing launch. It also provides technical support to its joint venture partners, such as VCC, through electronic media and telephone support. VCA anticipates providing direct end user support through first and second level telephone call center(s) depending on the nature of the agreement with the consumer electronics manufacturer.

Competition

The technology industry in general is highly competitive. VCA faces direct competition from two other companies, Web-TV Networks, Inc. a California based company that has announced agreements with Philips and Sony, and NetChannel, also a California based company that has announced an agreement with RCA Thompson. VCA also faces indirect competition from PC on-line services including America On-Line, Compuserve, Prodigy and Microsoft's MS-NBC; Internet service providers ("ISP's") including UUNET, PSINet, MindSpring and Netcomm and telephone companies that are establishing Internet service offerings including AT&T, MCI and Sprint. Many of these companies have larger technical staffs, more established and larger marketing and sales organizations and greater financial resources that the Company. To the extent that any of these companies enter the Internet-TV market, increased competition may result in reduced numbers of subscribers or price competition resulting in reduced revenues and earnings.

The Company believes that leading technology, quality of the on-line service, price and consumer service are the primary competitive factors in the industry. The Company believes that VCA competes primarily on the basis of technology leadership and the quality of the on-line service.

Product Protection

The Company regards the software and implementation of its On-TV[TM] service together with its enabling technologies as proprietary. VCA enters into written non-disclosure agreements with its industry contacts and enters into written contracts and licenses with its trade customers which protect its proprietary property. The On-TV[TM] service contains a written license agreement which the consumer sees on-screen and must affirmatively acknowledge in order to commence the service. The software is usually furnished in object code only, although source code licenses are granted in certain situations. Employees and technical consultants of the Company are required to execute agreements providing for the non-disclosure of information and the assignment to the Company of proprietary property developed on behalf of the Company.

There can be no assurances that the steps taken by the Company to protect its proprietary property will be adequate to prevent misappropriation or unlawful copying of its technology or software programs. Additionally, copyright and trade secret laws do not limit the right of others to independently develop similar technology and software programs. Although the Company believes that its VCA technology does not infringe on any proprietary rights of others, there can be no assurances that third parties will not assert infringement claims in the future.

Business Risk

The development of VCA's business model contains substantial risk.
The market for non-PC access to the Internet is not yet proven; the revenue model that VCA has developed, while having parallels in the PC world, is not tested in the non-PC market, and the technology necessary to develop and deploy an on-line service for the television is still in development. There is no guarantee that the technology can be developed on a timely basis or for the budgeted amount. If developed, there is no guarantee that sufficient consumers will pay for the On-TV[TM] service to enable the Company to realize an operating profit from its operation. While the only announced competitors to VCA are Web-TV and NetChannel (see "Competition") the barriers to entry into the market are few and other companies may enter which have greater resources than VCA. The Company continues to monitor closely the development of the market and if any disruption occurs to VCA's business plan will attempt to take appropriate measures to address them. However, there can be no assurance that the Company could overcome such disruptions without materially disrupting its business plan.



COLOR COPIER, PRINTER AND PATENT LICENSING BUSINESS (COLOROCS)

Technology

Colorocs' copiers and printers incorporate electrophotography, a process that has been in commercial use for over 30 years. In this process, an image is formed by light on an electrically charged photoconductive insulating surface (a drum or a belt), and the image is developed with toners that adhere only to the electrically charged areas. The image is then transferred and permanently bonded to a sheet of plain paper. Most existing office copiers and laser printers use some variation of the electrophotographic process. Colorocs' copier and printer designs incorporate several innovative applications and refinements of the electrophotographic process.

Colorocs' products produce full color copies and color prints by the controlled blending and mixing of three standard process color toners. The upper section of each machine is either an optical scanner subassembly (in the copier) or an electronic imaging subassembly (in the printer). The lower section of both machines, the "print engine", consists of the image development and assembly unit and paper handling subassemblies. While many of Colorocs' patents cover different elements of the Copier and Printer technology, the most valuable patents cover the core of the print engine and thus are applicable in different implementations of color printing.

Products and Services

Colorocs provides spare parts, supplies, and consumables such as toner, developer, and belts for use in the color copiers and printers formerly manufactured by Colorocs. Currently, Colorocs maintains an inventory of over 1,400 of these items. Colorocs markets and distributes its parts, supplies, and consumables primarily through its network of approximately 20 established dealers which have existing relationships with target customers. Colorocs maintains a location in Atlanta to provide maintenance and service for its copiers located in that city. Dealers and third party service organizations provide these services in other locations.

Through the Cost per Copy ("CPC") program, Colorocs provides copiers and related maintenance services primarily to quick-copy shops in exchange for a fee for each copy made by the copiers. Revenues from the maintenance and CPC programs have declined from approximately 12% of net sales in 1995 to approximately 4% of net sales in 1996, and these revenues are expected to continue to decline as the installed base of the Company's copiers and printers is replaced by more technologically advanced and/or inexpensive copiers and printers manufactured by others. See "- Competition."

Sources and Availability of Materials

Colorocs obtains most of its the parts, supplies, and consumables necessary to support its copiers (and a majority of its printer parts, supplies and consumables) from Sharp Corporation ("Sharp"). On October 1, 1994, Colorocs entered into a Parts and Consumables Supply Agreement with Sharp ("Sharp Agreement") whereby Sharp will provide these parts, supplies, and consumables to Colorocs until September 30, 1999. This agreement provides Colorocs with exclusive distribution of all parts, supplies, and consumables for its color copiers and printers in Canada, the United States and Mexico. Colorocs has experienced no difficulty in obtaining parts, supplies and consumables pursuant to the Sharp Agreement. The remainder of Colorocs's parts, supplies and consumables are available from numerous sources located primarily in the United States. Colorocs has not experienced any shortages or significant increases in prices of any parts, supplies or consumables.

Distribution

Colorocs distributes its parts, supplies and consumables to its installed base of color copiers and printers directly and through dealers. In the past, Colorocs has depended on one large customer, Savin Corporation ("Savin"), for a significant portion of its revenue. Savin previously distributed private label models of Colorocs' color copiers, parts, supplies and consumables, but Colorocs currently distributes its parts, supplies and consumables to the Savin installed base of color copiers. The Company recorded net sales to this installed base of approximately $329,000 or 18% of total net sales for the year ended December 31, 1995 as compared to net sales of approximately $55,000 or 2% of total net sales for the year ended December 31, 1996. In recent years, Savin has reduced its emphasis on the color copier business as a result of a change in its business strategy. As a result, the Company believes that this portion of the Company's revenue will continue to decline in 1997.

Competition

Colorocs faces little competition in the sale of spare parts, supplies and consumables to Colorocs' installed base of color copiers and printers. See "- Sources and Availability of Materials" and "- Distribution". On the other hand, the installed base is declining rapidly as newer, more technologically advanced and lower cost machines replace Colorocs' machines. Revenues from Colorocs' sale of spare parts, supplies, and consumables and revenues from maintenance are dependent upon the size of the installed base of Colorocs' color copiers and printers, and any reduction in the size of this installed base likely would adversely impact Colorocs' revenues from these sources.

Patents, Trade Secrets, Trademarks, and Copyrights

Although Colorocs' color copier and printer products are based on technology currently used in black and white copiers and laser printers, Colorocs' copier and printer incorporate many applications and refinements of that technology that Colorocs believes to be innovative. Colorocs holds United States patents with respect to certain of those refinements in order to maximize its rights in such technology. The United States Patent Office has granted Colorocs 22 patents.

Colorocs has entered into several non-exclusive, permanent, worldwide technology licensing agreements with certain manufacturers that develop or manufacture color print engines. Colorocs believes that there may be other companies interested in licensing this technology from Colorocs and continues to aggressively pursue these opportunities.


NETWORK PRINTING SOFTWARE BUSINESS (COPS)

Products

COPS' software products provide cross-platform and networking utilities and applications designed primarily for file and print sharing. These software products, which have end user list prices ranging from $179 to $500 per copy, are described in greater detail below.

COPSTalk
COPSTalk is a Windows based software utility which allows IBM compatible personal computers to print to Postscript printers and to share files with Apple Macintosh computers.

COPS LocalTalk[TM]
The Company believes that COPS is the world's only manufacturer of LocalTalk[TM] network interface cards for personal computers. The COPS LocalTalk[TM] family of products includes 8-bit industry standard architecture ("ISA") and micro-channel cards that allow Microsoft NT servers, Novell Netware servers or stand alone workstations to access Apple Macintosh LocalTalk[TM] networks for printing and file sharing.

Product Research and Development

COPS' products have been substantially developed internally. COPS development staff is responsible for modifying and enhancing the COPS products and for the development of new products.

Sales and Marketing

COPS sells its products to a wide range of industries through three principal marketing channels: distributors, OEMs and direct sales.
As of December 31, 1996, COPS sold its products through 28 international independent distributors, 3 major catalog distributions, 6 OEMs, and two employees engaged in sales and marketing. COPS identifies prospective customers for its products through a combination of direct mail, telemarketing, media, catalog and Internet advertising and tradeshow participation.

Customer Support and Services

COPS offers software maintenance and support and custom development services to its customers. Generally, the COPS software products include a 60-day warranty. Maintenance and support services include telephone installation assistance, telephone support and maintenance updates. These support services are provided free of charge. COPS also provides custom development service to customers for the purpose of developing features or capabilities not then available in its products.

Competition

The computer software industry in general is highly competitive. COPS faces direct competition from two other companies which market third party network printing related software products. These competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations, and greater financial resources than the Company. COPS also faces competition from developers of networking software applications which incorporate some of the functionality provided by COPS' software products. To the extent that the developers of networking software applications improve their network software applications which provide print spooler and cross network printing functionality, demand for COPS' software products may decline.

The Company believes that price, functionality, performance, ease of use, environments supported and customer support are the primary competitive factors in the industry. The Company believes that its COPS products compete primarily on the basis of performance and environments supported.

Product Protection

The Company regards its COPS software and hardware products as proprietary. COPS enters into written "shrink-wrap" license agreements with its customers which limit the use and copying of its software. COPS relies principally on copyright law and trade secret protection to protect its proprietary property, and all of its products are copyrighted. The software is usually furnished in object code only, although source code licenses are granted in certain situations. COPS has not applied for any patents for its software and does not believe that patent laws will be a source of protection of its software products. Employees and technical consultants are required to execute agreements providing for the non-disclosure of information and the assignment of proprietary property developed on behalf of COPS.

There can be no assurances that the steps taken by COPS to protect its proprietary property will be adequate to prevent misappropriation or unlawful copying of its technology or software programs.
Additionally, copyright and trade secret laws do not limit the right of others to independently develop similar technology and software programs. In addition, the laws of some foreign countries do not protect software to the same extent as do the laws of the United States. Furthermore, the software licenses may not be enforceable in all jurisdictions. Although COPS believes that its software products do not infringe on any proprietary rights of others, there can be no assurances that third parties will not assert infringement claims in the future.



EMPLOYEES

As of March 31, 1997, the Company employed 64 persons on a full time basis. These employees consisted of 9 in executive and senior management positions, 13 in sales and marketing, 7 in technical support, 25 in product development and 10 in general and administrative positions. None of the Company's employees is represented by a union. The Company has experienced no work stoppage attributable to labor disputes, and the Company considers its employee relations to be good.


ITEM 2.   DESCRIPTION OF PROPERTY

The Company leases approximately 19,000 square feet of office and
warehouse space in Norcross, Georgia for its corporate offices.   The
lease for 9,500 square feet of this space expires on December 31, 1997. The lease for the remaining space expires on May 31, 1999, with an option to terminate in May 1998 which the Company does not currently intend to exercise. The Company believes that these facilities are suitable and adequate for their respective uses and are adequately covered by insurance. The Company engages in no real estate investment activities.


ITEM 3.   LEGAL PROCEEDINGS

On December 16, 1996, Melton Harrell, a director of the Company, filed a lawsuit against VCA in the Superior Court of Gwinnett County, Georgia. Mr Harrell seeks a declaratory judgment that VCA wrongly terminated a warrant agreement pursuant to which Mr Harrell was entitled to purchase 750,000 shares of Common Stock of VCA at a price of $0.70 per share. Mr Harrell also claims that he is relieved of his obligations under a related guaranty agreement, entered into at the same time as the warrant agreement, under which Mr Harrell agreed to guarantee and supply sufficient collateral to secure financing for VCA of up to $1,500,000. On January 16, 1997, VCA filed its answer and a counterclaim against Mr Harrell claiming breach of contract and fraud, claiming damages in an unspecified amount and seeking a declaration that VCA was entitled to rescind the warrant agreement due to Mr Harrell's material breach of the guaranty agreement. VCA intends to vigorously defend the lawsuit filed against it and to vigorously pursue its counterclaim against Mr. Harrell.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of its shareholders during the quarter ended December 31, 1996.



                               PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Price and Dividend Information

The Company's Common Stock is traded on the OTC Bulletin Board system under the symbol "CLRC". The following table sets forth the range of high and low bid information during each quarter of 1996 and 1995. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

    1996         High     Low         1995         High     Low

First Quarter    $4.15   $2.75    First Quarter   $3.00   $1.25
Second Quarter   14.50    7.25    Second Quarter   2.50    1.25
Third Quarter    17.50    5.00    Third Quarter    2.50    1.00
Fourth Quarter    9.00    3.75    Fourth Quarter   4.15    2.25

At December 31, 1996, there were approximately 674 record holders of the Company's Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

The Company has never paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 1996, the Company's operations were focused on three separate lines of business:

VCA
Following initial development in December 1995, VCA spent 1996 defining the business model and market for an installed base of customers subscribing to On-TV[TM]. This strategy includes providing technical expertise to consumer electronics companies and developing a value-added service hosted on the Internet for delivery to the television consumer. The Company invested heavily in 1996 in establishing VCA as a leading company in the rapidly developing
Internet-TV market, incurring debt on behalf of VCA in order to maintain development.

The development and marketing of Internet-TV appliances occurred slower than expected, with the result that as at December 31, 1996, only the Company's competitor Web-TV had entered the market with an Internet-TV device. The lack of any appliances from the VCA's consumer electronics partners in retail distribution dramatically affected VCA's ability to generate subscriber revenues, while VCA continued to incur significant development expenses relating to the enhancement and maintenance of the On-TV[TM] service. Conversely, VCA has been able to generate technology license revenues ahead of expectation from business partners MTS Advanced, Inc. and Boca Research.

COPS
During 1996 COPS focused on updating its product line to take advantage of the new Microsoft Windows95 operating system, thus increasing the market for its software. COPS also reduced the cost of sale of its products by enhancing its presence on the Internet at its web-site (http://www.copstalk.com), which now accounts for over 15% of product sales.

Colorocs
During 1996 Colorocs exhausted its historic inventory of color copiers and printers and focused on selling consumables, maintenance and service to its existing installed base. Colorocs closed or sold off all its service and maintenance operations in all locations outside of the Atlanta area because the continued decline in the installed base had rendered them unprofitable. Colorocs expects that revenues from this line of business will continue to decline in coming years and is investigating ways in which maximum return can be made from the reduced revenues.

While in 1994 and 1995 the majority of Colorocs' cash flow came from the licensing of Colorocs' color copier and printer patent portfolio, the Company did not enter into any new license agreements in 1996. Because these licenses typically contain a large payment due on signing for either a fully paid up license or as a down payment on future royalty payments, the failure to enter into any new license agreements materially affected Colorocs' results for 1996.

While Colorocs continues to aggressively pursue license agreements with major copier and print engine manufacturers and believes that its patented double transfer, single pass to paper technology enjoys several technology advantages, there can be no assurances that any further licenses can be obtained.

As a result of reduced contribution from the patent licensing business, coupled with the increased expense relating to the establishment and development of VCA, the Company recorded a substantial loss for 1996 and expects to continue to post losses until VCA progresses from the development phase to the operational phase.

Results of Operations

The following table presents the percentage relationships of certain statement of operations items to total revenues for the years ended December 31, 1995 and 1996:

                                                          1996
                                     1995       1996      over
                                                          1995

    Total revenue                    100.0%    100.0%     53.4%
    Cost of copier and
      consumables product             48.0      28.6      (8.6)
    Cost of Internet service            --      60.6        --
    Gross margin                      52.0      10.8     (68.0)
    Selling, general and
      administrative expenses        104.6     174.1     155.3
    Research and development            --     112.0        --
    Loss from operations             (52.6)   (275.3)   (702.2)
    Other income (expense), net      239.9      (3.4)   (102.2)
    Income (loss) before
      provision for income taxes
      and minority interest          187.2    (278.8)   (328.4)
    Minority interest                   --      28.7        --
    Income (loss) before
      provision for income taxes     182.2     250.1    (304.9)
    Provision for income taxes        71.3        --        --
    Net (loss) income                115.9%   (250.1)%  (431.0)%


Total revenues for the year ended December 31, 1995 were $1,866,901 compared to total revenues of $2,863,448 for the year ended December 31, 1996, an increase of approximately 53%. This increase was principally due to revenues from VCA totaling $830,403 and a full year of operations for COPS, which was acquired in December 1995 and contributed software revenue of $914,535 in 1996. For the year ended December 31, 1995, the Company recorded revenues of consumables and parts of $937,957 as compared to $853,572 for the year ended December 31, 1996. This decrease was less than had been expected due to the Company's success in increasing the installed base of its copiers in 1995. The Company recorded maintenance and CPC revenues of $219,650 for the year ended December 31, 1995 as compared to $109,842 for the year ended December 31, 1996. This decrease in maintenance and CPC revenues was due to the elimination of the Company's maintenance operations outside of Atlanta in June 1996 and a decrease in the number of installed CPC machines.

Cost of copier and consumables product was $894,594 for the year ended December 31, 1995, as compared to $817,717 for the year ended December 31, 1996. The 8.6% decrease is due to efforts to increase the gross margin on these items to partially off-set the continued decline in the Company's installed base of copiers and printers. Cost of Internet service totaled $2,385 for the year ended December 31, 1995 as compared to $1,735,456 for the year ended December 31, 1996. This increase was due entirely to the operations of VCA.

Selling, general and administrative expenses were $1,952,742 for the year ended December 31, 1995 compared to, $4,986,318 for the year ended December 31, 1996, an increase of approximately 155%. This increase is primarily due to increased payroll, consulting and professional fees and sales and marketing costs related to VCA's operations in 1996.

The Company had no research and development expenses in the year ended December 31, 1995 and incurred $3,208,183 of these expenses in the year ended December 31, 1996. The expenses relate almost entirely to the development of VCA's On-TV[TM] service during 1996.

Other income (expense), net for the year ended December 31, 1995 was $4,477,981 compared to ($98,764) for the year ended December 31, 1996.
 The decrease in other income, net was due to $4,273,906, net of direct expenses, received from certain patent technology licensing agreements recorded in the year ended December 31, 1995. No income related to patent technology licensing agreements was received during 1996.

Liquidity and Capital Resources

The Company's primary source of liquidity is current cash balances and cash equivalents and cash generated from operations, supplemented from time to time by borrowings under the Company's bank line of credit and from directors of the Company. Cash and cash equivalents of $1,578,994 and short term investments of $1,970,812 as of December 31, 1995 had declined to cash and cash equivalents of $282,596 and short term investments of $94,685 at December 31, 1996 due to the investment in establishing and developing VCA. Management believes that these sources of funds, together with anticipated cash from operations, will be sufficient and that no further lines of credit or debt will be necessary to fund the Company's color copier and printer and network printing software lines of business in 1997. However if the sale of VCA is delayed past April 1997, or if the Company is unable to sell VCA, the Company would be unable to finance the operations of VCA at its current level of operations without obtaining additional debt or equity financing. There can be no assurance that any such financing would be available on satisfactory terms. If satisfactory financing is unavailable, the Company likely would significantly curtail or terminate the operations of VCA.

The report of the Company's independent auditors contains an explanatory paragraph as to the Company's ability to continue as a going concern. As stated in the report, the Company has experienced losses, a capital deficit and cash flow deficiencies that raise substantial doubt about the Company's ability to continue as a going concern. Certain of the Company's assets might be worth substantially less than the amounts shown on the Company's balance sheet if the Company is unable to continue as a going concern and the financial statements have not been adjusted to reflect the outcome of this uncertainty. There can be no assurance that future revenues will exceed operating expenses to enable the Company to continue as a going concern.



ITEM 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and the related report of independent public accountants are included on pages 14 through 35:



Report of Independent Public Accountants.
Consolidated Balance Sheet as of  December 31 1996.
Consolidated Statements of Operations for the years ended December 31, 1995 and 1996.
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1995 and 1996.
Consolidated Statements of Cash Flows for the years ended December 31, 1995 and 1996.
Notes to Consolidated Financial Statements as of December 31, 1995 and
1996.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Shareholders and Board of Directors of Colorocs Information Technologies, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of COLOROCS INFORMATION TECHNOLOGIES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorocs Information Technologies, Inc. and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
April 4, 1997



                               COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEET

                                                AS OF DECEMBER 31, 1996




ASSETS                                                                                        December 31, 1996

CURRENT ASSETS:
   Cash and cash equivalents                                                                     $  282,596
   Short-term investments                                                                            94,685
   Receivables, net of allowance for doubtful accounts
       of $141,033 (Note 1)                                                                         475,060
   Inventories                                                                                      128,876
   Prepaid expenses                                                                                 192,560
                                                                                                 ----------
TOTAL CURRENT ASSETS                                                                              1,173,777

PROPERTY AND EQUIPMENT, net of accumulated depreciation
    of $154,596                                                                                   1,165,525

INVESTMENT IN VIEWCALL EUROPE (Note 9 )                                                             250,000

INVESTMENT IN VIEWCALL CANADA (Note 1 )                                                               1,529

GOODWILL AND INTANGIBLE ASSETS (Note 1 )                                                          1,092,177

OTHER  ASSETS                                                                                       161,030

DEPOSITS                                                                                              6,516
                                                                                                 ----------
                                                                                                 $3,850,554
                                                                                                 ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Short-term borrowings from bank (Note 2 )                                                      $  712,500
  Note payable to director/shareholder (Notes 2 and 12 )                                            500,000
  Accounts payable and accrued liabilities (Note 1 )                                              2,589,224
  Deferred income                                                                                   257,084
                                                                                                 ----------
TOTAL CURRENT LIABILITIES                                                                         4,058,808

DEFERRED LICENSING INCOME (Note 4 )                                                                 875,000

MINORITY INTEREST                                                                                   117,500

COMMITMENTS AND CONTINGENCIES (Note 8 )                                                                  --

SHAREHOLDERS' DEFICIT (Note 10 ):
  Common stock; no par value; 10,000,000 shares authorized; 2,071,544 shares
     issued and outstanding at December 31, 1996                                                  1,802,738
                                                                                                  1,323,337

  Retained deficit                                                                               (4,326,829)
                                                                                                 ----------
  Total shareholders' deficit                                                                    (1,200,754)
                                                                                                 ----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                      $3,850,554
                                                                                                 ==========

The accompanying notes are an integral part of this consolidated balance sheet.



                               COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                                 December 31, 1995     December 31, 1996
REVENUES:
Copier and consumables                                               $1,848,268            $1,080,403
License of technology                                                        --               691,176
Software                                                                 18,633               914,535
Other                                                                        --               177,334
                                                                     ----------            ----------

TOTAL REVENUES                                                        1,866,901             2,863,448

OPERATING EXPENSES:
   Cost of copier and consumables product                               894,594               817,717
   Cost of  Internet service                                              2,385             1,735,456
   Selling, general and administrative                                1,952,742             4,986,318
   Research and development                                                  --             3,208,183
                                                                     ----------            ----------

TOTAL OPERATING EXPENSES                                              2,849,721            10,747,674

LOSS FROM OPERATIONS                                                   (982,820)           (7,884,226)

OTHER INCOME/(EXPENSE), net (Note 4 )                                 4,477,981               (98,764)
                                                                     ----------            ----------


INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
   AND MINORITY INTEREST                                              3,495,161            (7,982,990)


MINORITY INTEREST                                                            --               822,500
                                                                     ----------            ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                       3,495,161            (7,160,490)



PROVISION FOR INCOME TAXES  (Notes 1 and 7 )                          1,332,000                    --
                                                                     ----------            ----------

NET INCOME (LOSS)                                                    $2,163,161           $(7,160,490)
                                                                     ==========            ==========


NET INCOME (LOSS) PER COMMON AND EQUIVALENT SHARES:
      PRIMARY                                                        $     1.08           $     (3.51)
      FULLY DILUTED                                                  $     1.07           $     (3.51)


WEIGHTED AVERAGE SHARES OUTSTANDING:
      PRIMARY                                                         2,004,095             2,042,839
      FULLY DILUTED                                                   2,024,709             2,042,839

The accompanying notes are an integral part of these consolidated statements.


                               COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                                 December 31, 1995      December 31, 1996
OPERATING ACTIVITIES:
Net income (loss)                                                    $2,163,161            $(7,160,490)

Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Provision for income taxes                                        1,332,000                     --
    Depreciation and amortization                                        60,502                135,361

    Minority interest                                                        --                117,500
    Deferred income (Note 4 )                                           875,000                250,000
    Changes in assets and liabilities, net of acquisition:
       Receivables                                                   (2,376,602)             2,222,524
       Inventories                                                      274,372                211,216
       Prepaid expenses                                                (160,774)                (5,846)
       Deposits                                                         (14,551)                14,451
       Other assets                                                          --               (161,030)
       Accounts payable and accrued expenses                            328,907              2,172,945
       Deferred income                                                   12,145                 (5,063)
                                                                     ----------             ----------
Cash provided by (used in) operating activities                       2,494,160             (2,208,432)


INVESTING ACTIVITIES:
Purchase of property and equipment                                           --             (1,265,401)
Purchase of business, net of cash acquired                              (47,872)                    --
(Purchase) Sale of marketable securities                               (985,129)             1,876,127
Investment in ViewCall Europe                                          (250,000)                    --
Investment in ViewCall Canada                                                --                 (1,529)
Sale of investment in Savin Corporation, net of gain                    144,000                     --
Purchase of technology                                                       --               (950,000)
                                                                     ----------             ----------
Cash used in investing activities                                    (1,139,001)              (340,803)


FINANCING ACTIVITIES:
(Repayment) borrowing of line of credit                                  (8,000)               712,500
Proceeds from demand note                                                    --                500,000
Stock options exercised                                                      --                 47,860
Repurchase of fractional shares                                              --                (13,273)
Deferred compensation (Note 10 )                                             --                  5,750
                                                                     ----------             ----------

Net cash (used in) provided by financing activities                      (8,000)             1,252,837


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  1,347,159             (1,296,398)


CASH AND CASH EQUIVALENTS, beginning of year                            231,835              1,578,994
                                                                     ----------            -----------
CASH AND CASH EQUIVALENTS, end of year                               $1,578,994            $   282,596
                                                                     ==========            ===========

The accompanying notes are an integral part of these consolidated statements.


                               COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                    FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996


Unrealized
Gain on
                                                        Additional       Retained    Marketable        Total
                                      Common Stock        Paid-In        Earnings      Equity       Shareholders'
                                   Shares     Amount      Capital       (Deficit)   Securities    Equity (Deficit)
BALANCE, at December 31, 1994    2,012,163  $1,659,830  $       --     $   670,500   $ 60,000       $2,390,330

Unrealized gain on Savin
  Corporation stock                     --          --          --              --    (60,000)         (60,000)

Issuance of stock for
  acquisition of
  CoOperative Printing
  Solutions, Inc. (Note 6)          19,231     142,908          --              --         --          142,908

Benefit from pre-December
  10, 1993 net operating
  loss carryforwards (Note 1)           --          --   1,283,000              --         --        1,283,000

Net income                              --          --          --       2,163,161         --        2,163,161
                                 ---------  ----------  ----------     -----------   --------       ----------

BALANCE, at December 31, 1995    2,031,394   1,802,738   1,283,000       2,833,661         --        5,919,399

Stock options exercised             40,150          --      47,860              --         --           47,860

Repurchase of fractional shares         --          --     (13,273)             --         --          (13,273)

Deferred compensation (Note 10)         --          --       5,750              --         --            5,750

Net loss                                --          --          --      (7,160,490)        --       (7,160,490)
                                 ---------  ----------  ----------     -----------   --------       ----------

BALANCE, at December 31, 1996    2,071,544  $1,802,738  $1,323,337     $(4,326,829)  $     --      $(1,200,754)
                                 ========= =========== ===========     ===========   ========      ===========

The accompanying notes are an integral part of these consolidated statements





      Colorocs INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1995 AND 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Colorocs Information Technologies, Inc. (the "Company" ) is incorporated in the state of Georgia. On December 13, 1995, the Company's name was changed from Colorocs Corporation to Colorocs Information Technologies, Inc. The Company operates using the name of Colorocs Information Technologies ("Colorocs") for its copier business, CoOperative Printing Solutions, Inc. ("COPS") for the sale of its network printing and file sharing software, and ViewCall America, Inc. ("VCA") for its development and sale of on-line services and access to the Internet through the television. The Company and its subsidiaries operate primarily in the United States. Some of the Company's subsidiaries and affiliates have certain distribution rights for the ViewCall technology in Asia, Europe, South America and Canada; however, there were no significant operations in these locations.
The Company's principal operations through Colorocs are product support of color copiers and printers previously manufactured and sold by the Company, and the licensing of its patented color printing and copier technology. Colorocs generates income through the licensing of its technology, the sale of spare parts, supplies and other consumables, maintenance of its installed base of color copiers and printers, the cost per copy ("CPC") program, and the sales of remaining inventory of color copiers and printers. COPS generates revenue through the sale of network printing and file sharing software products. The Company generates revenue from VCA related to the sale of license agreements for its ViewCall technology.
Going Concern

At December 31, 1996, the Company's ability to continue as a going concern is subject to several business and market risks, as stated below:

[BULLET] The Company has not generated significant revenue or cash flow from its current operations, and the expectation of future revenues or cash flow cannot be assumed.

[BULLET] The Company must obtain significant additional financing in order to fund the research, development, and marketing of its ViewCall technology.

[BULLET] The Company has no significant established operating history related to its ViewCall technology.

[BULLET] The Company's ability to remain in existence is subject to several technical, business and market risks, including its ability to attract and retain consumer electronics companies who will develop and market acceptable devices that connect to the Company's on-line service ("On-TV[TM]") for access to the Internet and to generate sufficient revenues and cash flows to support operations. Additionally, none of the Company's consumer electronics partners have shipped a product that connects to the Company's on-line services, nor is there any guarantee that, once shipped, this market position will be positive.

[BULLET] Competition includes other companies with significantly greater resources for product development and marketing.

Management's plans regarding the above risks are as follows:

[BULLET] The Company has reached an agreement to sell VCA as discussed below. There can be no assurances, however, that such an agreement will be completed on the terms discussed below.

[BULLET] The Company continues to focus on cost control efforts related to its existing copier and consumables business and COPS.

The Company incurred a net loss of approximately $7,160,000 for the year ended December 31, 1996 and has an accumulated deficit of approximately $4,300,000 at December 31, 1996. The Company currently has no source of additional cash, which has a material adverse effect on the Company's ability to service its debts. The Company's working capital at December 31, 1996, plus limited revenue from product sales from its color copier and consumables business, will not be sufficient to meet its obligations or to continue to fund the development of On-TV[TM]. Management recognizes that the Company must obtain additional funding or significantly reduce operating costs to enable it to continue operations with available resources. Management's plans, as noted above, include controlling costs as well as the sale of VCA, as discussed below. No assurances can be given that the Company will be successful in controlling costs or in completing the sale of VCA as outlined below. Further, there can be no assurance, assuming the Company successfully controls costs or timely completes the sale of VCA, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional funding or timely complete the sale of VCA, management may be required to curtail the Company's operations.

The above factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Incorporation of ViewCall America, Inc. and Related Entities

In 1995, the Company purchased 250,000 shares of common stock (approximately 3%) of ViewCall Europe PLC ("VCE"), a publicly traded company based in the United Kingdom, for $1 per share (see Note 9). The Company accounts for this investment under the cost method and has recorded an investment of $250,000 in the accompanying consolidated balance sheet. VCE developed a low-cost television set top box ("STB") that provides users with direct access to the Internet through a television and ordinary telephone line. In connection with the investment in VCE, the Company obtained a six-month exclusive license and an option to acquire a permanent license from VCE and Walzer Corporation ("Walzer"), a British Virgin Islands corporation related by common ownership to VCE, to distribute the STBs in North America.

In June 1996, the Company incorporated VCA as a wholly owned subsidiary to exercise the option to acquire the permanent exclusive license noted above. In connection with the organization of VCA and the exercise of the permanent exclusive license, the Company contributed $5,000,000 to VCA, inclusive of the investment to date in the STB. VCA then issued to Walzer 1,000,000 shares of its common stock, valued at $700,000 and representing 16.9% of the outstanding common stock to exercise the option for the permanent exclusive license and acquired rights to the STB. The value associated with the VCA technology acquired of $700,000 is included in goodwill and intangible assets in the accompanying consolidated balance sheet. VCA's principal operations include developing and providing services and products that are designed for delivering on-line services and access to the Internet for display on the television in the United States. The Company consolidates the operations of VCA, as the Company currently owns 83.1% of VCA common stock. No minority interest is accounted for as VCA had significant losses during 1996.

Also in June 1996, VCA and Walzer organized ViewCall South America, Inc., a Georgia corporation ("VCSA"), of which 51% of the common stock is owned by VCA and the remaining stock is owned by Walzer. VCSA's principal operations include developing and providing services and products that are designed for delivering on-line services and access to the Internet for display on television using the VCA technology in South America. VCSA is consolidated with VCA for presentation purposes and has recognized a minority interest for the amount of the original investment owned by the minority holders. The minority holders portion of the net loss in VCSA for the year ended December 31, 1996 was approximately $122,500. VCSA paid $250,000 to Walzer for these exclusive rights and has recorded this amount in goodwill and intangible assets in the accompanying consolidated balance sheet.

In December 1996, VCA, along with MTS Advanced, Inc. ("MTS"),, an unrelated entity entered into an agreement to form ViewCall Canada, Inc. ("VCC"), a Canadian corporation. VCC was formed to operate the On-TV[TM] service in Canada. VCA contributed $1,529 for a 20% ownership in VCC. VCA accounts for this investment under the equity method and has recorded $1,529 in the accompanying consolidated balance sheet, as the results of operations for VCC were not material for 1996. In connection with this agreement, VCA agreed to subscribe for additional shares of stock of VCC for $200,000 Canadian by February 15, 1997 and $600,000 Canadian by February 14, 1998. Additionally, VCA agreed to advance to VCC $400,000 Canadian by February 15, 1997. MTS subscribed for shares of stock for $800,000 Canadian in December 1996. MTS has agreed to subscribe for additional shares of stock for $2,400,000 Canadian by February 14, 1998. Additionally, MTS agreed to advance to VCC $1,600,000 Canadian at varying dates up to February 15, 1997. None of the above additional commitments had been fulfilled by VCA or MTS as of December 31, 1996.

As of December 31, 1996, the revenue from the operations of VCA, VCSA, and VCC were not material. The majority of the operations entailed research and development expenses of the technology associated with television Internet access.

Sale of VCA

On March 7, 1997 VCA agreed in principle with NetChannel, Inc. ("NetChannel"), a privately held company based in South San Francisco, California for the sale to NetChannel of all VCA Common Stock outstanding on the date of closing in exchange for 4,252,273 shares of NetChannel Preferred stock and the conversion of all options and warrants to purchase VCA Common Stock outstanding on the date of closing into options and warrants to purchase NetChannel Common Stock. The NetChannel Preferred Stock is convertible by the holder into shares of NetChannel Common Stock on a share-for-share basis. In connection with the sale of VCA to NetChannel, virtually all of the outstanding liabilities of VCA will be satisfied, including accounts payable of approximately $2,500,000 and secured debt of $1,500,000. Additionally Colorocs has agreed to convert the entire amount of its advances to VCA into VCA Common Stock immediately prior to closing. Upon consummation of the sale, Colorocs' carrying value of its investment in VCA will be approximately $6,800,000. The investment in VCA will be accounted for on the cost basis. VCA received bridge financing from NetChannel, Inc. in connection with the sale (See Note
2).

At December 31, 1996 the total assets, revenues and net loss of VCA were as follows:

                   Total assets                 $3,032,912
                   Revenues                        868,508
                   Net loss                     (7,124,473)


Reorganization and Fresh-Start Reporting

Effective December 10, 1993, the Company was reorganized and recapitalized under Chapter 11 of the Bankruptcy Code. New common stock was issued to new investors and to certain classes of the predecessor Company's creditors as settlement of their claims pursuant to the plan of reorganization (the "Plan"). Under the Plan, the predecessor Company's former common stockholders and preferred stockholders also received new common stock of the reorganized
Company.

As a result of the reorganization and recapitalization of the Company pursuant to the Plan, the Company was required to adopt "fresh-start" reporting and reflect the effects of such adoption in the financial statements as of December 10, 1993 in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The ongoing impact of the adoption of fresh-start reporting is reflected in the financial statements for periods subsequent to December 10, 1993.

In adopting fresh-start reporting, the Company was required to determine its reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the Company immediately after its emergence from Chapter 11 status. The reorganization value of the Company was determined by consideration of several factors, including the discounted residual value of the Company; market share; competitive position and competitors of the Company; projected sales, profitability growth and working capital requirements; and general economic conditions. Various valuation methods were relied upon, including discounted cash flow, price/earnings ratios, comparable merger and acquisition activities and other applicable ratios and industry indices.

The adjustments to reflect the consummation of the Plan and the adjustment to record assets and liabilities at their fair values (including the establishment of reorganization value in excess of amounts allocable to identifiable assets) have been reflected in the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary and two majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated, and the resulting minority interest is presented in the accompanying consolidated balance sheet and statements of operations.

Accounting for Investments and Minority Interest

The Company consolidates the operations of VCA and VCSA. The minority interest included in the accompanying consolidated balance sheet at December 31, 1996 represents the minority interest in the intangible assets at VCSA. The minority interest on accompanying consolidated statement of operations of $822,500 represents the minority holders' share of the net loss of VCA up to the original investment of the minority holder. Any additional losses of the minority holder above the original investment have been included in the net loss of the consolidated company.

Revenue Recognition

Revenue from Colorocs' product sales is recognized at the time the product is shipped. Revenue from servicing Colorocs' copiers is recognized as the services are performed. Revenue realized by Colorocs from license agreements is recognized when the agreement is consummated and is included in other income in the accompanying consolidated statements of operations. COPS records the revenue from the sales of software in accordance with the AICPA Statement of Position 91-1 on software revenue recognition. Revenue from software licenses is recognized upon delivery if no significant vendor obligations exist. VCSA and VCC had no significant revenue for the year ended December 31, 1996. VCA did license its technology during 1996. Revenue from these license agreements was recognized upon payment of the license fees and is included in license revenue in the accompanying consolidated statements of operations.

Cash and Cash Equivalents

The Company considers cash on deposit and investments with an original maturity of three months or less to be cash equivalents.

Short-Term Investments

Short term investments consist primarily of U.S. Treasury obligations and certificates of deposit with original maturities at the date of purchase beyond 3 months and less than 12 months. Such short-term investments are carried at cost, which approximates fair value.

Receivables

Receivables at December 31, 1996 consist of the following:

                                                     1996

Trade accounts receivables                        $188,052
Notes receivable                                   157,325
Employee receivables                                19,500
License and other  receivables                     251,216
                                                  --------
                                                   616,093
Less allowance for doubtful accounts              (141,033)
                                                  --------
                                                  $475,060
                                                  ========

The Company periodically evaluates the requirement for providing for credit losses on its accounts receivable. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, prior payment performance, and the age of the receivable.

Inventories

Inventories consist of consumable supplies and repair parts and are carried at the lower of cost or market. Inventories are valued using the first-in, first-out method. The majority of the inventory at December 31, 1996 consisted of finished goods for resale or use in the consumables service business of Colorocs.

Property and Equipment

The Company's property and equipment are mainly comprised of office equipment, furniture, and leasehold improvements. The useful lives of this property and equipment are between one and seven years.

Goodwill and Intangible Assets

Goodwill and intangible assets at December 31, 1996 include the value assigned to the exclusive rights to the STB from VCSA of $250,000 (Note 1), the value assigned to the exclusive rights for the STB from Walzer, a related party, of $700,000 (Note 1) and goodwill of approximately $142,000 from the purchase of COPS (Note 4). The goodwill and intangible assets are being amortized using the straight line method over their useful lives of 5 years.

Other Assets

Other assets consist primarily of a prepaid license fee of approximately $161,000 paid by VCA to Acorn Computers Limited ("Acorn"), an unrelated entity, for the use of Acorn's operating system in the VCA STB. This license fee was payable in three equal installments due at the execution of the agreement, 30 days after the execution of the agreement and 60 days after the execution of the agreement. The agreement is for one year and is renewable for an additional one year term upon the payment of 150,000 British pounds. VCA or its sub-licensers are also required to pay royalties on every STB sold. The above payment can be used to offset the royalties required under the agreement within the first 24 months of the agreement. Royalties are payable on a quarterly basis and is based on the number of STB's sold. No sales of the STB occurred in 1996 and no royalties were paid. At December 31, 1996, the Company had an additional commitment of $85,000.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that enactment date. A valuation allowance is recorded when it appears it is more likely than not that some or all of deferred tax assets will not be realized.

Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 1996 consist of the following:

                                                     1996

Trade accounts payable                            $2,339,128
Accrued liabilities                                   39,987
Accrued bonus                                        111,109
Accrued taxes, legal and professional                 99,000
                                                  ----------
                                                  $2,589,224
                                                  ==========

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Earnings Per Share

The computation of earnings per share is based on the weighted average number of shares of common stock outstanding during the period plus the effect, if any, of shares of common stock issuable under stock options. Common stock equivalents were antidilutive for 1996.

New Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," to be effective for fiscal years beginning after December 15, 1995. The adoption of this statement as of January 1, 1996 did not have any impact on the Company's financial position or results of operations.

The American Institute of Certified Public Accountants has issued an exposure draft to amend the provisions of Statement of Position 91-1, "Software Revenue Recognition." The adoption of the standards in the current version of the exposure draft would not be expected to have a significant impact on the Company's consolidated financial statements.

Accounting Standards Yet to Be Adopted

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which the Company is required to adopt in 1997. SFAS No. 125 requires the Company to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. The Company's management does not believe that the adoption of this pronouncement will have a material impact on the Company's financial position or results of operations. Other issued but not yet required FASB standards are not currently applicable to the Company's operations.

2. SHORT-TERM BORROWINGS

As of December 31, 1996, VCA had a $1,500,000 line of credit from a bank which bears interest at the prime rate (8.25% at December 31, 1996). As of December 31, 1996, VCA had an outstanding balance of $712,500 under this line of credit. The line was guaranteed and 100% collateralized in cash by the chairman of the board of directors of the Colorocs who is also the chairman of the board of VCA for up to $1,500,000. The line of credit is also collateralized by certificates of deposit of the Company of $94,685 included in short-term investments in the accompanying consolidated balance sheet. The line of credit expires May 23, 1997. Subsequent to year end, VCA borrowed an additional $787,500 under the line of credit for a total balance of $1,500,000.

On November 11, 1996, the Company borrowed $500,000 from the chairman of the board of directors. The note is due May 12, 1997 and bears interest of prime plus 2% (10.25% as of December 31, 1996) and is collateralized by all of the assets of the Company. The Company paid approximately $4,000 in interest to the director in connection with this loan.

In connection with the sale of VCA discussed in Note 1, VCA has received bridge financing in the amount of $450,000 contemplated from NetChannel, Inc. The bridge financing is due August 31, 1997, carries an interest rate of 8%, and is not collateralized. VCA also received $250,000 from an additional third party manufacturer as a bridge loan. This bridge loan is due May 27, 1997, carries an interest rate of 8%, and is collateralized by all of the accounts receivable of VCA.

3.  DEBT GUARANTEES

The debt guarantees of the Company and related entities and parties are as follows:

[BULLET] The $1,500,000 line of credit discussed in Note 2 has been guaranteed and 100% collateralized by cash for up to $1,500,000 by the chairman of the board of directors of Colorocs who is also chairman of the board of VCA. The guarantee is secured by all of the assets of VCA and Colorocs. The chairman was issued warrants in connection with this debt guarantee (See Note 10).

[BULLET] The chairman of the board of Colorocs, who is also chairman of the board of VCA, has loaned VCA $500,000 as discussed in Note 2. The guarantee is secured by all of the assets of VCA and Colorocs.

[BULLET] One June 7, 1996, an additional member of the board of directors of Colorocs agreed to guarantee up to $1,500,000 of VCA debt for a period of up to five years. The guarantee is secured by all of the assets of VCA. Warrants were also issued to this board member in connection with the guarantee (see Note 10). This board member did not fulfill the debt guarantee prior to year end and the related warrants were canceled.

[BULLET] Colorocs agreed to guarantee up to $1,000,000 of VCA debt for a period of five years. Colorocs has the first requirement to guarantee debt of VCA prior to the guarantees noted above. Colorocs was issued warrants in connection with the guarantee (see Note 10).

4.   LICENSING AGREEMENTS

In December 1996, VCA entered into a technology licensing agreement with VCC, a related entity, which allowed VCC to use VCA's On-TV[TM] which allows Internet access to consumers using a television set by means of the ViewCall On-TV[TM] Service. This agreement has an original term of three years and is renewable upon agreement by both parties. The Company recorded approximately $433,000 from VCC in license revenue in the accompanying consolidated statement of operations.

In November 1996, VCA entered into an agreement with Boca Research, Inc. ("Boca"), an unrelated entity, to license the STB reference design to Boca. Boca agreed to pay $500,000 for this license. As of December 31, 1996 Boca had paid $250,000 of this amount and the Company recognized this amount as license revenue in the accompanying consolidated statement of operations. The Company deferred the remaining $250,000 and has included this amount as current deferred income in the accompanying consolidated balance sheet. Boca is required to pay the remaining amount by August 1997.

In 1995, the Company entered into certain licensing agreements to use the Colorocs' patented double transfer, single pass to paper color imaging system. The Company recorded other income for the year ended December 31, 1995 for technology licensing of $4,273,906, net of direct expenses. The Company has deferred approximately $875,000 of income under these agreements as of December 31, 1996 and 1995.
Income from these licensing agreements is shown net in other income in the accompanying consolidated statement of operations for the year ended December 31, 1995. The Company had a $2,250,000 receivable from one customer as of December 31, 1995, which was paid in 1996.

5.   JOINT VENTURE

In June 1996, VCA and VCE formed a 50/50 joint venture, ViewCall Technology, Inc. ("VCT"), to develop the browser technology that VCA will use in its STB reference design. VCA, VCE, and Walzer transferred all their rights to the browser technology to VCT. VCA invested $1,000,000 during 1996 for the development and implementation of the technology. VCT granted a royalty-free perpetual exclusive license for North America to VCA and granted a royalty-free perpetual exclusive license for Europe to VCE and also granted a license to the rest of the world to Walzer upon payment of certain royalties, as defined. The investment of $1,000,000 is included in the 1996 research and development expense in the accompanying consolidated statement of operations. VCT had no operations for the year ended December 31, 1996.

6.   ACQUISITION

In December 1995, the Company acquired substantially all of the assets of CoOperative Printing Solutions, Inc. for $47,872 in cash and 19,231 shares of the Company's common stock valued at approximately $100,000. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. Allocation of the purchase price of the acquisition resulted in goodwill of $168,303, which is being amortized over five years. The acquisition was not significant to the Company.

7.   INCOME TAXES

The provision for income taxes included in net income consists of a provision of $1,332,000 for the year ended December 31, 1995. There was no provision for or benefit from income taxes for the year ended December 31, 1996 as a result of the establishment of a valuation allowance. The principal differences between the federal statutory tax rate and the provision for income taxes for the year ended December 31, 1995 are as follows:

                                            1995        1996

Federal statutory tax rate                  34.0%       34.0%
State taxes, net of federal tax benefit      4.0         4.0
Increase in valuation allowance              0.0       (38.0)
Other                                        0.1         0.0
                                            ----        ----
                                            38.1%        0.0%
                                            ====        ====

At December 31, 1995 and 1996, the Company had net operating loss carryforwards and research and development tax credit carryforwards for federal income tax purposes of approximately $13,088,000 and $20,126,000 and $349,000 and $403,000, respectively, which are available to offset future taxable income, if any, through 2009. Additionally, in 1995, the Company had a capital loss carryforward of approximately $3,812,000 which expired in 1996. The Company has approximately $47,000 in foreign tax credit carryforwards which expire
in 1999.   If there is a change in ownership of greater than 50% of
the outstanding shares of the Company's capital stock, as defined, the Company's ability to utilize its net operating losses will be subject to the limitations imposed by Internal Revenue Code Section
382. These limitations could significantly affect the Company's utilization of those losses.

The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 1996 is as follows:

                                                          1996

Deferred tax assets:
   Inventory reserves                                $     97,000
   Research and development credit carryforward           403,000
   Net operating loss carryforwards                     7,648,000
   Foreign tax credit carryforwards                        47,000
   Other asset basis differences:
      Deferred licensing income                           333,000
      Patents                                              67,000
      Other, net                                          103,000
                                                     ------------
Gross deferred tax assets                               8,698,000
Deferred tax liabilities:
   Depreciation                                           (21,000)
Total deferred tax assets                               8,677,000
Valuation allowance                                    (8,677,000)
                                                     ------------
Net deferred tax assets                              $         --

                                                    =============

The change in the valuation allowance for deferred tax assets for the years ended December 31, 1995 and 1996 was as follows:

                                           1995              1996

Balance, beginning of year              $6,178,000        $7,350,000
Decrease in valuation allowance          1,172,000         1,327,000
                                        ----------        ----------
Balance, end of year                    $7,350,000        $8,677,000
                                        ==========        ==========

Future realization of any net operating loss carryforward generated prior to December 10, 1993, the date of bankruptcy, should first reduce to zero the reorganization value in excess of amounts allocable to identifiable assets and other intangible assets until exhausted and thereafter be reported as an increase in additional paid-in capital. As a result, in 1995, the tax provision first reduced patent intangible assets by $49,000, the only remaining amount of reorganization value in excess of amounts allocable to identifiable assets and other intangible assets. The remaining 1995 tax provision was a realization of a pre December 10, 1993 net operating loss carryforwards and was recorded as an increase to additional paid-in capital.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the Company during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in determining the valuation allowance.

8.   COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is obligated under a noncancelable lease agreement for its corporate office space. In addition, the Company leases various office equipment at its corporate office under noncancelable lease agreements expiring in May 1999. Following is a schedule of future minimum payments under the agreements:

                Year                    Amount

                1997                   $178,000
                1998                     59,000
                1999                     23,000
                                       --------
                                       $260,000
                                       ========

Rent expense for the year ended December 31, 1996 and 1995 was $85,708 and $55,935, respectively.

In March 1997, VCA was given a notice of default in relation to an operating lease agreement entered into in 1996 for the lease of certain space. The lease agreement requires lease payments of approximately $12,000 per months for a term of 3 years with a total commitment of approximately $430,000. The Company has not entered the space and has not paid any amounts under the lease for 1997. The lessor is seeking full performance under the lease agreement. The Company has accrued for $90,000 at December 31, 1996 which represents management's estimate of the amount of exposure under the lease agreement that will not be covered by subleasing income.

Litigation

On December 16, 1996, a director of Colorocs filed suit in Superior Court of Gwinnett County against VCA in connection with the debt guarantee discussed in Note 3. The director agreed to guarantee debt of VCA for up to $1,500,000. In connection with this guarantee, the director was issued a warrant to purchase 750,000 shares of VCA common stock for $0.70 per share. On November 6, 1996, VCA issued a letter to the director to provide $750,000, representing one-half of the guaranteed indebtedness to be funded by November 11, 1996. No funds were received by VCA before November 11, 1996. On November 11, 1996, VCA notified the director of the default and provided 3 days to cure the default. After the 3 day period elapsed, VCA canceled the warrants for 750,000 share of commons stock of VCA claiming the director was in default of the guarantee. The director claims that at no time was there a refusal to perform under the debt guarantee and claims that VCA failed to provide a reasonable time period to perform the obligation. The director claims that the warrants can not be canceled, and upon canceling by VCA, VCA was in default of the debt guarantee agreement and relieved the director of the obligation. The director is seeking judgment that the warrant was fully vested and earned and could not be canceled. The Company plans to vigorously defend this action and prosecute a counterclaim for the guarantee amount.

The Company is subject to legal proceedings and claims which have arisen in the normal course of business. In the opinion of management, the amount of potential liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

Employment Agreements

The Company has certain employment agreements with members of management at December 31, 1996. The significant employment agreement terms are as follows:

Colorocs:

[BULLET] The president and chief operating officer of Colorocs has an employment agreement for a term of 12 months beginning April 17, 1996 for a base salary of $160,000 and 101,500 options that vested 2/3 at the date of the signing of the agreement and 1/3 at the one year anniversary. The employment agreement also includes a 3 year nonsolicitation and nondisclosure covenant.

VCA:

[BULLET] The executive vice president and chief operating officer of VCA has an employment agreement for a term of 12 months beginning December 2, 1996. The agreement provides for a base salary of $160,000 and an eligible bonus of up to $100,000. The agreement provides for the grant of 170,000 options to purchase common stock of VCA at $0.70 per share. Subsequent to year end, the employee was issued an additional 240,000 options to purchase common stock of VCA at $0.70 per share. Additionally, upon a merger, consolidation or change in ownership of VCA by more than 50%, the employee receives two times the yearly salary and bonus noted above. The agreements contain nondisclosure and nonsolicitation covenants as well.

[BULLET] VCA also has various other employment agreements with other vice presidents granting salary of up to $125,000 and performance bonuses of up to $100,000 based on management and the board of directors' discretion. These agreements contain nondisclosure and nonsolicitation covenants as well.

9.   LONG-TERM INVESTMENTS

During 1995, the Company purchased 250,000 shares of common stock at $1 per share or approximately 3% of VCE. VCE develops and markets a low-cost television set top box that provides users with direct access to the Internet through a television and an ordinary telephone line. In connection with its investment in VCE, the Company obtained a six-month exclusive license and an option to acquire a permanent exclusive license, to distribute the STB in North America and Mexico. This investment is included in the accompanying consolidated balance sheets as of December 31, 1996 and 1995.

During 1995, the Company sold its investment in Savin Corporation for $144,000 in cash. The related investment account and unrealized gain on marketable equity securities were eliminated.

10.  SHAREHOLDERS' EQUITY

During April 1995, the Company's board of directors authorized a 1-for-20 reverse stock split. During December 1995, the Company's board of directors authorized a 25-for-1 split-up effective in the form a dividend. All share and per share amounts in the accompanying financial statements have been restated to reflect the 1-for-20 reverse stock split and the 25-for-1 split-up effective in the form of a dividend. In 1996, the Company paid $13,273 to repurchase certain fractional shares as a result of the stock split.

In 1996, an executive of the Company sold Colorocs common stock prior to holding the stock for six months. The profit of $5,750 on that sale was paid to the Company by the executive.

Warrants

During 1996 and subsequent to year end, VCA issued the following warrants:

[BULLET] On June 7, 1996, VCA issued warrants to purchase 100,000 shares of common stock of VCA at an exercise price of $0.70 per share to a director related to the contribution of browser technology and the Walzer VCE license. The warrants expire June 7, 2001 and are fully vested at December 31, 1996.

[BULLET] On June 7, 1996, VCA issued warrants to purchase 500,000 shares of common stock of VCA at an exercise price of $0.70 per share to Colorocs for the debt guarantee discussed in
          Note 3. These warrants expire June 6, 2001 and were fully vested at December 31, 1996. On January 16, 1997, these warrants were canceled and new warrants to purchase 937,500 shares of common stock of VCA at an exercise price of $0.70 per share were issued to Colorocs. These warrants expire January 16, 2002. All of these warrants were canceled on April 2, 1997. On April 2, 1997, VCA issued warrants to purchase 875,000 shares of common stock of VCA at an exercise price of $0.70 per share to Colorocs. These warrants expire April 4, 2002. These changes were made in relation to the changes in the structure of the debt guarantee. See Note 8, "Litigation".

[BULLET] On June 7, 1996, VCA issued warrants to purchase 750,000 shares of common stock of VCA at an exercise price of $0.70 per share to the chairman of the board of Colorocs who is also a member of the board of directors of VCA for the debt guarantee discussed in Note 3. These warrants expire June 6, 2001 and were fully vested at December 31, 1996. On January 16, 1997, these warrants were canceled and new warrants to purchase 1,062,500 shares of common stock of VCA at an exercise price of $0.70 per share were issued to the chairman. Additional warrants were issued due to the amount of the debt guarantee. Subsequent to year-end, VCA issued warrants to purchase 62,500 shares of VCA common stock to the chairman as the debt owed by VCA was not paid by March 1, 1997. These warrants expire January 16, 2002.

[BULLET] On June 7, 1996, VCA issued warrants to purchase 750,000 shares of common stock of VCA at an exercise price of $0.70 per share to a director of Colorocs for the debt guarantee discussed in Note 3. These warrants expire June 6, 2001. In November 1996, VCA canceled the warrants for non performance under the debt guarantee as discussed in Note 8 under the heading "Litigation."

[BULLET] On September 16, 1996, VCA issued warrants to purchase 500,000 shares of common stock of VCA at an exercise price of $5.00 per share to a consumer electronics partner of VCA. These warrants expire September 16, 2002 and vest over time as defined in the agreement. At December 31, 1996, 125,000 of the warrants were vested.

[BULLET] On October 5, 1996, VCA issued warrants to purchase 37,500 shares of common stock of VCA at an exercise price of $2.00 per share to an unrelated consultant of VCA. These warrants expire September 30, 2001 and were fully vested at December 31, 1996.

[BULLET] Subsequent to year end, VCA issued warrants to purchase 50,000 shares of VCA common stock at an exercise price of $0.70, 137,500 shares of VCA common stock at an exercise price of $1.00, 130,334 shares of VCA common stock at an exercise price of $2.00, and 66,000 shares of VCA common stock at an exercise price of $3.00. These warrants expire on dates ranging from February 6, 2002 to February 26, 2007 and were issued to employees and consultants.

The value assigned to the above warrants was not material to the operations of the Company for the year ended December 31, 1996.

11.      STOCK OPTIONS

During 1994, the Company adopted the 1994 Director Stock Option Plan, ("Colorocs Director Plan") which provides for the issuance of up to 156,250 shares of the Company's common stock, and the 1994 Employee Stock Option Plan, ("Colorocs Employee Plan") which, as amended in 1995, provides for the issuance of up to 62,500 shares of Colorocs' common stock. In addition to options granted in connection with the 1994 Director Stock Option Plan and the 1994 Employee Stock Option Plan, as amended, the board of directors granted 101,500 stock options
in connection with an employment agreement in 1995.   The vesting of
the stock options has varied as determined by the board of directors. During 1996, VCA adopted the ViewCall America, Inc. 1996 Long-Term Incentive Plan (the "1996 VCA Plan"), which provides for the issuance of options for up to 2,500,000 stock options for common stock of VCA, stock appreciation rights, restricted stock awards, performance share awards, dividend equivalent awards, or other stock-based award issued under this plan. A summary of the stock option activity under all plans is as follows:

Colorocs Director and Employee Plans:

                                  Shares    Price Range   Weighted Average Exercise Price
Outstanding-December 31, 1994    234,850       $0.95               $0.95
Granted in 1995                  113,025   $1.50 - 3.32            $1.81
Canceled in 1995                 (78,600)      $1.50               $1.50
                                 -------
Outstanding-December 31, 1995    269,275   $0.95 - 3.32            $1.31
Granted in 1996                   58,846   $5.20 - 7.75            $6.50
Exercised in 1996                (40,150)  $0.95 - 3.32            $1.19
Canceled in 1996                 (25,025)  $3.32 - 7.75            $7.57
                                 -------
Outstanding-December 31, 1996    262,946   $0.95 - 7.75            $1.89
                                 =======

Vested and exercisable options
at December 31, 1996             227,789   $0.95 - 7.75            $1.92
                                 =======
Vested and exercisable options
at December 31, 1995             192,750   $0.95 - 3.32            $0.98
                                 =======
Options available for future
grants at December 31, 1996       82,329

                                 =======


1996 VCA Plan:

                                  Shares    Price Range   Weighted Average Exercise Price
Outstanding-December 31, 1994          0         --                   --
Granted in 1995                        0         --                   --
Canceled in 1995                       0         --                   --
                                 -------   ------------            -----

Outstanding-December 31, 1995          0         --                   --
Granted in 1996                2,210,225   $0.70 - 4.00            $0.77
Exercised in 1996                      0         --                   --
                               ---------
Outstanding-December 31, 1996  2,210,225   $0.70 - 4.00            $0.77
                               =========
Vested and exercisable options
at December 31, 1995 and 1996          0         --                   --
                               =========
Options available for future
grants at December 31, 1996      289,775
                               =========

All Colorocs options granted in 1995 and 1996 were granted at fair market value on the date of grant. All VCA options granted during 1996 had a fair market value of $0.70 per share.

Subsequent to year end, the Company granted an additional 402,000 options to purchase VCA common stock for $0.70 to $2.00 per share.
The Company also accelerated the vesting of 142,942 options to purchase VCA common stock related to termination agreements with certain employees. Employees forfeited options to purchase 161,783 shares of VCA common stock as a result of the termination agreements subsequent to year end. All forfeited options under the 1996 VCA Plan are then available for grant.

During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation cost of those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income
(loss) and, if presented, earnings (loss) per share, as if the fair-value based method of accounting defined in the statement had been applied.

The Company has elected to account for the Colorocs Director Plan, the Colorocs Employee Plan and the 1996 VCA Plan under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1995 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions used for grants in 1995 and 1996:

     Risk-free interest rate.......................... 5.37 to 7.00%
     Expected dividend yield.......................... 0
     Expected lives................................... 6 years
     Expected volatility.............................. 64%

The total value of the options granted during the years ended December 31, 1995 and 1996 were computed as approximately $82,000 and $277,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net income (loss) and pro forma net income (loss) per share for the years ended December 31, 1995 and 1996 would have changed to the following pro forma amounts (in thousands):

                                                                       1995           1996
     Net income (loss):
          As reported in the financial statements                     $2,163        $(7,160)
          Pro forma in accordance with SFAS No. 123                   $2,081        $(7,437)
     Net income (loss) per common and
         common equivalent share:
          Primary - as reported in the financial statements             1.08          (3.51)
          Primary -pro forma in accordance with SFAS No. 123            1.04          (3.64)
     Fully diluted - as reported in the financial statements            1.07          (3.51)
          Fully diluted -pro forma in accordance with SFAS No. 123      1.03          (3.64)

As noted above, the 1996 VCA Plan provides for the issuance of stock appreciation rights, performance share awards, dividend equivalent awards, or other stock based awards. No such awards were issued in 1996.

12.    RELATED-PARTY TRANSACTIONS

Colorocs has a consulting agreement with the chief executive officer and chairman of the board of Colorocs who is also chairman of the board of VCA. Colorocs paid approximately $200,000 in consulting fees to the director for the year ended December 31, 1996.

As noted in Note 3, Colorocs and certain shareholders of the Company entered into agreements to guarantee VCA debt, subject to certain conditions. In connection therewith, VCA granted warrants to purchase shares of VCA common stock as discussed in Note 10.

As discussed in Note 2, the Company borrowed $500,000 from the chief executive officer and chairman of the board of directors, a related party. The note is collateralized by all of the assets of the Company and its subsidiaries. During 1996, the Company paid approximately $4,000 in interest to the chairman of the board of directors in connection with this note payable.

Reference is herein made to Notes 1, 4, 5 and 9 for transactions related to the Company, VCA, VCSA, VCC, VCT, VCE and the related ownership and accounting for each.

13.    CONCENTRATION OF CREDIT RISK AND SUPPLY OF INVENTORY

On October 1, 1994, the Company entered into an agreement with Sharp Corporation ("Sharp") for the continuing supply of spare parts and consumables for the Company's line of copiers and printers. This agreement provided the Company with an assured supply of essential parts and consumables for a five- year period with exclusive distribution rights in the United States, Canada, and Mexico. Total purchases from Sharp by the Company were approximately $159,000 and $529,000 for the years ended December 31, 1996 and 1995, respectively.

In connection with the agreement with Sharp, the Company is repurchasing 54,082 shares of Colorocs common stock issued to Sharp as a result of the Company's bankruptcy proceedings for a sum of approximately $200,000 unless the agreement is previously terminated by either party. According to the agreement, the full sum of money must be paid before the shares are returned. The Company has paid approximately $125,000 to Sharp for these shares as of December 31, 1996. This amount is included in prepaid expenses in the accompanying consolidated balance sheet.

A single customer accounted for approximately $329,000 or 18% of the Company's revenues, for the year ended December 31, 1995. Accounts receivable from this one customer accounted for approximately $19,000 of accounts receivable as of December 31, 1995. VCA sold two technology license agreements to VCC and Boca in 1996 for approximately $933,000 and recognized approximately $683,000 as license revenue in the accompanying statements of operations. At December 31, 1996, the Company had receivables of $250,000 related to these license agreements included in the accompanying consolidated balance sheet. No other customer accounted for more that 10% of income in 1996.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes amounted to $0 and $35,473 for the years ended December 31, 1996 and 1995, respectively. Cash paid for interest was $8,679 and $0 for the years ended December 31, 1996 and 1995, respectively.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 8, 1995, the engagement of BDO Seidman, LLP, the independent accountants which audited the Company's financial statements for the fiscal year ended December 31, 1994, was officially terminated by the Company and the Board of Directors of the Company approved the engagement of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ended December 31, 1995.


                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by Item 401 of Regulation S-B regarding the directors of the Company is set forth under the caption "Proposal 1 - Election of Directors - Nominees" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on June 23, 1997. Such information is incorporated herein by reference. Information required by Item 401 of Regulation S-B regarding the executive officers of the Company is set forth below. Information required by Item 405 of Regulation S-B regarding compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by the Company's directors and executive officers and beneficial owners of more than ten percent of the Company's Common Stock is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement referred to above. Such information is incorporated herein by reference.


Executive Officers

Rudolph P. Russo, age 67, Chairman of the Board and Chief Executive Officer. Mr. Russo has served as a director of the Company since December 10, 1993. He served as Co-Chairman of the Board from December 10, 1993 until May 13, 1994 and has served as Chairman of the Board since May 13, 1994. Mr. Russo is an attorney-at-law in Poughkeepsie, New York where he has been in private practice since 1957.

Alan McKeon, age 34, President and Chief Operating Officer. Mr. McKeon has served as President since joining the Company in April 1995. Following the incorporation of VCA in June 1996 he has additionally served as President and Chief Executive Officer of VCA. From 1991 until 1995, Mr. McKeon served as Vice President, Sales of Iterated Systems, Inc., a leader in technology for digital compression. From 1989 until 1991, Mr. McKeon served as OEM business development manager for Microsoft Ltd., and from 1986 until 1989, he served as European Sales Manager for a subsidiary of Dun and Bradstreet Software.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The information required by this item regarding executive compensation is set forth under the captions "Proposal 1 - Election of Directors - -Director Compensation" and "Executive Compensation" in the Proxy
Statement referred to in Item 9 above. Such information is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by this item regarding ownership of the Company's Common Stock as of December 31, 1996 by certain persons is set forth under the captions "Voting - Principal Shareholders" and "Proposal 1 - Election of Directors - Nominees" in the Proxy Statement referred to in Item 9 above. Such information is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item regarding certain relationships and transactions between the Company and certain of its affiliates is set forth under the caption "Certain Transactions" in the Proxy
Statement referred to in Item 9 above. Such information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. The Company will furnish any exhibit upon request to Investor Relations, Colorocs Information Technologies, Inc., 5600 Oakbrook Parkway, Suite 240, Norcross, GA 30093-1843, (770) 447-3570. There is a charge of $0.50 per page to cover expenses of copying and mailing. See the Index of Exhibits included with the exhibits filed as part of this report.

     2.1 Plan of Reorganization, as amended and restated on March 17, 1993, and as modified by Modification filed on June 2, 1993 (Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 30, 1991)

     3(i) Articles of Incorporation of the Company, as amended through December 21, 1995 (Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)
          (a) Articles of Amendment to the Articles of Incorporation effective as of May 9, 1995
          (b) Articles of Amendment to the Articles of Incorporation effective as of December 13, 1995

     3(ii)Bylaws of the Company, as amended through June 7, 1990
          (Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990)

     10.1 Lease Agreement by and between AP Southeast Portfolio
          Partners, L.P. and the Company dated February 14, 1994.
          (Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993)

     10.2 Lease Agreement by and between The Northwestern Mutual Life Insurance Company and VCA dated October 21, 1996 - filed herewith

     10.3 Spare Parts and Consumables (Partscon) Agreement dated
          October 1, 1994 between the Company and Sharp Corporation (Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994)

     10.4 Asset Purchase Agreement among the Company, Guy Mariande and CoOperative Printing Solutions, Inc. dated December 5, 1995 (Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

     10.5 Management Compensation Agreements:
          (a) 1994 Employee Stock Option Plan (Exhibit 10.6(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)
          (b) 1994 Director Stock Option Plan (Exhibit 10.6(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)
          (c) Employment Agreement, as amended, between the Company and Alan McKeon dated April 4, 1995 (Exhibit 10.6(c) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

     10.6 Debt guarantee agreements:
          (a) Agreement dated June 7, 1996 between VCA and Rudolph P. Russo - filed herewith
          (b) Agreement dated June 7, 1996 between VCA and Colorocs Information Technologies, Inc. - filed herewith

     10.7 Warrant agreements:
          (a) Agreement dated June 7, 1996 between VCA and Rudolph P. Russo - filed herewith
          (b) Agreement dated June 7, 1996 between VCA and Colorocs Information Technologies, Inc. - filed herewith

     10.8 Warrants:
          (a) Warrant dated January 16, 1997 for the purchase of VCA Common stock by Rudolph P. Russo - filed herewith
          (b) Warrant dated April 2, 1997 for the purchase of VCA Common stock by Rudolph P. Russo - filed herewith
          (c) Warrant dated April 2, 1997 for the purchase of VCA Common stock by Colorocs Information Technologies, Inc.
               - filed herewith

     21   Subsidiaries of the Issuer - filed herewith

     23   Consent of Independent Accountants - filed herewith

     27   Financial Data Schedule - filed herewith





(b)  Reports on Form 8-K

     No Current Reports on Form 8-K were filed by the Company during
the quarter ended   December 31, 1996.

                             SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 10, 1997.

                              Colorocs Information Technologies, Inc.
                              (Issuer)



                              By:  /s/ Alan McKeon
                                  Alan McKeon
                                  President and Chief Operating
                                  Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on April 10, 1997.

Signatures

/s/ Rudolph P. Russo                /s/ Alan McKeon
Rudolph P. Russo, Chairman of       Alan McKeon, President, Chief
the Board and Chief Executive       Operating Officer and Chief
Officer                             Financial and Accounting Officer

/s/ Melton Harrell                 /s/ Joseph Wallace
Melton Harrell, Director           Joseph Wallace, Director

/s/ Nicholas M Russo
Nicholas M Russo, Director




               COLOROCS INFORMATION TECHNOLOGIES, INC.

                      INDEX OF EXHIBITS



Exhibit No.             Description                        Page No.

2.1            Plan of Reorganization, as amended and
               restated on March 17, 1993, and as modified by Modification filed on June 2, 1993
               (Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 30, 1991)

3(i) Articles of Incorporation of the Company, as amended through December 21, 1995
               (Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December
               31, 1995)

              (a)  Articles of Amendment to the Articles of
               Incorporation effective as of May 9, 1995
               (b) Articles of Amendment to the Articles of Incorporation effective as of December 13, 1995

3(ii)          Bylaws of the Company, as amended through June
               7, 1990 (Exhibit 3.1 to the Company's Quarterly
               Report on From 10-Q for the quarter ended
               September 30, 1990)

10.1           Lease Agreement by and between AP Southeast
               Portfolio Partners, L.P. and the Company dated
               February 14, 1994. (Exhibit 10.6 to the
               Company's Annual Report on Form 10-KSB for the year ended December 31, 1993)

10.2           Lease Agreement by and between The Northwestern
               Mutual Life Insurance Company and VCA dated
               October 21, 1996

10.3 Spare Parts and Consumables (Partscon) Agreement dated October 1, 1994 between the Company and Sharp Corporation (Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994)

10.4 Asset Purchase Agreement among the Company, Guy Mariande and CoOperative Printing Solutions, Inc. dated December 5, 1995 (Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.5           Management Compensation Agreements:

               (a) 1994 Employee Stock Option Plan (Exhibit
                   10.6(a) to the Company's Annual Report on
                   Form 10-KSB for the year ended December 31,
                   1995)
               (b) 1994 Director Stock Option Plan (Exhibit
                   10.6(b) to the Company's Annual Report on
                   Form 10-KSB for the year ended December 31,
                   1995)
               (c) Employment Agreement, as amended, between
                   the Company and Alan McKeon dated April 4,
                   1995 (Exhibit 10.6(c) to the Company's
                   Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.6           Debt guarantee agreements:

               (a) Agreement dated June 7, 1996 between VCA
                   and Rudolph P. Russo
               (b) Agreement dated June 7, 1996 between VCA
                   and Colorocs Information Technologies, Inc.

10.7           Warrant agreements:

               (a) Agreement dated June 7, 1996 between VCA
                   and Rudolph P. Russo
               (b) Agreement dated June 7, 1996 between VCA
                   and Colorocs Information Technologies, Inc.

10.8           Warrants:

               (a) Warrant dated January 16, 1997 for the
                   purchase of VCA Common stock by Rudolph
                   P. Russo
               (b) Warrant dated April 2, 1997 for the
                   purchase of VCA Common stock by Rudolph
                   P. Russo
               (c) Warrant dated April 2, 1997 for the
                   purchase of VCA Common stock by Colorocs
                   Information Technologies, Inc.

21             Subsidiaries of the Issuer

23             Consent of Independent Auditors

27             Financial Data Schedule