Form 10QSB
period 1997-03-31
COLOROCS INFORMATION TECHNOLOGIES INC
filed 1997-05-15
CIK 789990

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-QSB

           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Fiscal Period Ended March 31, 1997

           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _________ to _________

                   Commission file number 0-14392

               COLOROCS INFORMATION TECHNOLOGIES, INC.
  (Exact name of small business issuer as specified in its charter)

       Georgia                               58-1482573
(State of incorporation)      (I.R.S. Employer Identification Number)

   5600 Oakbrook Parkway, Suite 260, Norcross, Georgia  30093-1843
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

There were 2,102,794 shares of Common Stock outstanding as of May 10, 1997.

Transitional Small Business Disclosure Format.  Yes __ No X


               COLOROCS INFORMATION TECHNOLOGIES, INC.
                   Quarterly Report on Form 10-QSB
              For the Three Months Ended March 31, 1997


                          Table of Contents



Item Number                                                Page Number


PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Condensed Consolidated Balance Sheets -
          March 31, 1997 and December 31, 1996                   3

          Condensed Consolidated Statements of
          Operations - Three Months Ended March 31, 1997
          and 1996                                               4

          Condensed Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1997 and 1996             5

          Notes to Condensed Consolidated Financial
          Statements - March 31, 1997                            6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    8


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                       10

          SIGNATURES                                             10

          INDEX OF EXHIBITS                                      11


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Colorocs Information Technologies, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
As of March 31, 1997 and December 31, 1996

                                                                March 31,         December 31,
                                                                  1997               1996
Assets

CURRENT ASSETS:
     Cash and cash equivalents                                $    25,618        $   282,596
     Short term investments                                        29,969             94,685
     Receivables, net of allowance for doubtful accounts of
      $141,000 at March 31, 1997 and December 31, 1996            352,340            475,060
     Inventories, at cost                                         125,065            128,876
     Prepaid expenses                                             166,089            192,560
                                                              -----------        -----------
TOTAL CURRENT ASSETS                                              699,081          1,173,777

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $245,239 and $154,596 at March 31, 1997 and
  December 31, 1996, respectively                               1,094,281          1,165,525

LONG TERM INVESTMENTS                                             251,529            251,529

GOODWILL AND INTANGIBLE ASSETS, net                               975,161          1,092,177

OTHER ASSETS                                                      161,030            161,030

DEPOSITS                                                            6,516              6,516
                                                              -----------        -----------
                                                               $3,187,598         $3,850,554
                                                              ===========        ===========

Liabilities and Stockholders' Deficit

CURRENT LIABILITIES:
     Short-term borrowings                                    $ 2,110,050        $   712,500
     Note payable to director/shareholder                         500,000            500,000
     Accounts payable and accrued liabilities                   3,026,109          2,589,224
     Deferred income                                              257,358            257,084
                                                              -----------        -----------
TOTAL CURRENT LIABILITIES                                       5,893,517          4,058,808

DEFERRED LICENSING INCOME                                         875,000            875,000

MINORITY INTEREST                                                 117,500            117,500

COMMITMENTS AND CONTINGENCIES                                          --                 --

STOCKHOLDERS' DEFICIT
     Common stock; no par value; 10,000,000 shares
       authorized; 2,102,794 and 2,071,544 shares
       issued and outstanding at March 31, 1997 and
       December 31, 1996, respectively                          1,802,738          1,802,738
     Additional paid in capital                                 1,353,039          1,323,337
     Retained deficit                                          (6,854,196)        (4,326,829)
                                                              -----------        -----------
     Total stockholders' deficit                               (3,698,419)        (1,200,754)
                                                              -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $ 3,187,598        $ 3,850,554
                                                              ===========        ===========

Colorocs Information Technologies, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 1997 and 1996

                                                                      Three Months Ended
                                                                 1997                1996

Revenues:
     Sales of equipment and supplies, net                     $   145,205        $   457,065
     License fees                                                 260,410            266,886
                                                              -----------         ----------
                                                                  405,615            723,951
Operating expenses:
     Cost of revenue                                              531,274            399,358
     Research and development                                   1,062,546             47,393
     Sales and marketing                                          528,916            210,513
     General and administrative                                   770,236            381,944
                                                              -----------        -----------

Total operating expenses                                        2,892,972          1,039,208

Operating loss                                                 (2,487,357)          (315,257)

Other (expense) income, net                                       (40,010)            53,029
                                                              -----------        -----------

Net loss                                                      $(2,527,367)       $  (262,228)
                                                              ===========        ===========

Net loss per common and equivalent share                           $(1.20)            $(0.13)

Weighted average shares outstanding                             2,102,794          1,967,455

Colorocs Information Technologies, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 1997 and March 31, 1996

                                                                         Three Months Ended
                                                                       1997               1996

Operating Activities:
     Net loss                                                      $(2,527,367)       $  (262,228)
     Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
          Depreciation and amortization                                207,659             10,291
     Changes in assets and liabilities:
          Accounts receivable, net                                     122,720          2,283,809
          Inventories                                                    3,811            (46,784)
          Prepaid expenses                                              26,471            (77,353)
          Deposits                                                          --             (3,052)
          Accounts payable, accrued liabilities, and deferred
             income                                                    437,159           (192,552)
                                                                   -----------        -----------
               Cash (used in) provided by operating activities      (1,729,547)         1,712,131

Investing Activities:
     Sale (purchase) of marketable securities                           64,716         (2,981,916)
     Purchase of equipment, net                                        (19,399)           (61,416)
                                                                   -----------        -----------
               Cash provided by (used in) investing activities          45,317         (3,043,332)

Financing Activities:
     Proceeds from exercise of stock options                            29,702                 --
     Proceeds from short-term borrowings                             1,397,550                 --
                                                                   -----------        -----------
               Cash provided by financing activities                 1,427,252                 --

Net decrease in cash                                                  (256,978)        (1,331,201)
Cash and cash equivalents, beginning of period                         282,596          1,578,994
                                                                   -----------        -----------
Cash and cash equivalents, end of period                           $    25,618        $   247,793
                                                                   ===========        ===========





       COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997

1.   Summary of Significant Accounting Policies

The Company

Colorocs Information Technologies, Inc. (the "Company") is incorporated in the state of Georgia. On December 13, 1995, the Company's name was changed from Colorocs Corporation to Colorocs Information Technologies, Inc. The Company operates using the name Colorocs Information Technologies ("Colorocs") for its copier business, COPS, Inc. ("COPS") for the sale of its network printing and file sharing software, and ViewCall America, Inc. ("VCA") for its development and sale of on-line services and access to the Internet through the television The Company's principal operations through Colorocs are product support of color copiers and printers previously manufactured and sold by the Company, and the licensing of its patented color printing and copier technology. Colorocs generates income through the licensing of its technology, the sale of spare parts, supplies and other consumables, maintenance of its installed base of color copiers and printers, the cost per copy program, and the sales of remaining inventory of color copiers and printers. COPS generates revenue through the sale of network printing and file sharing software products. VCA generates revenue through the licensing of its ViewCall technology.

Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996 have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2.   Sale of VCA Assets

On May 9, 1997, NetChannel, Inc. ("NetChannel"), a privately held company based in South San Francisco, California, purchased from VCA substantially all of its assets and assumed most of the liabilities of VCA in exchange for 555,556 shares of NetChannel preferred stock. In addition, NetChannel issued 3,114,280 shares of preferred stock to Colorocs in consideration of advances made by Colorocs to VCA and all liens over VCA assets possessed by Colorocs. All of the NetChannel preferred stock is convertible by the holders into shares of NetChannel common stock on a share-for-share basis. The liabilities assumed and satisfied (subject to certain conditions) total $2,031,482 of accounts payable. Prior to consummation of the transaction, Colorocs' carrying value of its investment in VCA was approximately $6,800,000. VCA received bridge financing from NetChannel, Inc. in connection with the transaction which has been accounted for as short-term borrowings in the accompanying condensed consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion contains forward looking information that is subject to a number of uncertainties that could cause actual results to differ materially from those projected.

Results of Operations

Revenues

Revenues were $405,615 for the three months ended March 31, 1997 and $723,951 for the three months ended March 31, 1996, a decrease of $318,336 or approximately 44%. The decrease in revenues is attributable to a decrease in sales generated from copier equipment and supplies from $457,065 for the three months ended March 31, 1996 to $145,205 for the three months ended March 31, 1997, a decrease of $311,860 or approximately 68%. This decrease in sales is attributable to declining use of these earlier model copiers and printers by businesses in favor of newer models available on the market which are more cost-efficient.

Cost of Revenue

Cost of revenue was $531,274 or approximately 131% of revenues and $399,358 or approximately 55% of revenues for the three months ended March 31, 1997 and 1996, respectively. The increase both in dollar amount and as a percentage of revenues is the result of the cost of operating the VCA on-line service, which has produced no significant revenues.

Research and Development

Research and development expenses were $1,062,546 for the three months ended March 31, 1997 compared to $47,393 in the first three months of 1996. The research and development expenses in 1997 are attributable to additional research and development personnel hired in connection with the development of the VCA on-line service.

Sales and Marketing Expenses

Sales and marketing expenses were $528,916 for the three months ended March 31, 1997 as compared to $210,513 for the three months ended March 31, 1996, an increase of 151%. Sales and marketing expenses as a percentage of revenues were 130% for the three months ended March 31, 1997 and 29% for the three months ended March 31, 1996. These increases are due principally to additional sales and marketing personnel and increased marketing expenses related to the VCA on-line service.

General and Administrative Expenses

     General and administrative expenses were $770,236 for the three months ended March 31, 1997 and $381,944 for the three months ended March 31, 1996, an increase of 102%. General and administrative expenses were 190% of revenues for the three months ended March 31, 1997 and 53% of revenues for the three months ended March 31, 1996. These increases are due primarily to additional administrative personnel related to VCA's operations.

Other (Expense) Income, Net

Other (expense) income, net was $(40,010) for the three months ended March 31, 1997 as compared to $53,029 for the three months ended March 31, 1996. This decrease is due to interest expense incurred on the Company's short-term borrowings and note payable to director/shareholder for the three months ended March 31, 1997 as compared to investment income earned on short-term investments during the same period of 1996.

Liquidity and Capital Resources

The Company's primary sources of liquidity are current cash balances and cash equivalents and cash generated from operations, supplemented from time to time by borrowings under the Company's bank line of credit and from directors of the Company, as well as with bridge financing for VCA received in connection with the sale of substantially all of the assets of VCA. Cash and cash equivalents of $282,596 and short-term investments of $94,685 as of December 31, 1996 had declined to cash and cash equivalents of $25,618 and short-term investments of $29,969 at March 31, 1997 due to the investment in establishing and developing VCA. Management believes that these sources of funds, together with anticipated cash from operations, may not be sufficient and that further lines of credit, debt or equity investments may be necessary to fund the Company's color copier and printer and network printing software lines of business in 1997.
There can be no assurance that any such financing would be available on satisfactory terms.

The report of the Company's independent auditors on the consolidated financial statements of the Company as of December 31, 1996 and for the two years in the period ended December 31, 1996 contains an explanatory paragraph as to the Company's ability to continue as a going concern. As stated in the report, the Company has experienced losses, a capital deficit and cash flow deficiencies that raise substantial doubt about the Company's ability to continue as a going concern. Certain of the Company's assets might be worth substantially less than the amounts shown on the Company's balance sheet if the Company is unable to continue as a going concern and the financial statements have not been adjusted to reflect the outcome of this uncertainty. There can be no assurance that future revenues will exceed operating expenses to enable the Company to continue as a going concern.


PART II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits.

          27 - Financial Data Schedule

    (b)   Reports on Form 8-K.  None


                             SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 1997.

                              Colorocs Information Technologies, Inc.
                              (Issuer)


                              By:  /s/ Rudolph P. Russo              .
                                  Rudolph P. Russo
                                  Chief Executive Officer

                              By: /s/ Tyrone C. Dealy
                                  Tyrone C. Dealy
                                  Interim Chief Financial Officer


                            EXHIBIT INDEX

Exhibit No.                      Description                  Page No.
  27                    Financial Data Schedule                 12