Form 10QSB
period 1997-06-30
COLOROCS INFORMATION TECHNOLOGIES INC
filed 1997-08-19
CIK 789990

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES
     EXCHANGE ACT OF 1934
              For the Fiscal Period Ended June 30, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES
     EXCHANGE ACT OF 1934
        For the transition period from _________ to _________

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

There were 2,114,794 shares of Common Stock outstanding as of August
15, 1997.

Transitional Small Business Disclosure Format.  Yes __ No X

               COLOROCS INFORMATION TECHNOLOGIES, INC.
                   Quarterly Report on Form 10-QSB
               For the Six Months Ended June 30, 1997


                          Table of Contents

Item Number                                            Page Number

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Condensed Consolidated Balance Sheet -
          June 30, 1997 and December 31, 1996               3

          Condensed Consolidated Statement of
          Operations - Three Months and Six Months
          Ended June 30, 1997 and 1996                      4

          Condensed Consolidated Statement of
          Cash Flows - Three Months and Six Months
          Ended June 30, 1997 and 1996                      5

          Notes to Condensed Consolidated Financial
          Statements - June 30, 1997                        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     8



PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security
          Holders                                          10

Item 6.   Exhibits and Reports on Form 8-K                 10


          SIGNATURES                                       10

          INDEX OF EXHIBITS                                11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Colorocs Information Technologies, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
As of June 30, 1997 and December 31, 1996

                                                       June 30,              December 31,
                                                        1997                     1996
                                                     (Unaudited)
Assets

CURRENT ASSETS:
     Cash and cash equivalents                         $   88,805             $  282,596
     Short term investments                                29,969                 94,685
     Receivables, net of allowance
       for doubtful accounts of $15,000
       and $141,000 at June 30, 1997 and
       December 31, 1996, respectively                  1,536,645                475,060
     Inventories, at cost                                  15,823                128,876
     Prepaid expenses                                     144,206                192,560
                                                       ----------             ----------
TOTAL CURRENT ASSETS                                    1,815,448              1,173,777

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $41,140 and $154,596 at
  June 30, 1997 and December 31, 1996,
  respectively                                             39,784              1,165,525

LONG TERM INVESTMENTS                                     218,253                251,529

GOODWILL AND INTANGIBLE ASSETS, net                       124,598              1,092,177

OTHER ASSETS                                                   --                161,030

DEPOSITS                                                    6,516                  6,516
                                                       ----------             ----------
                                                       $2,204,599             $3,850,554
                                                       ==========             ==========

Liability and Stockholders' Deficit

CURRENT LIABILITIES:
    Short-term borrowings                              $2,679,558             $  712,500
    Note payable to director/shareholder                  500,000                500,000
    Accounts payable and accrued liabilities              975,760              2,589,224
    Deferred income                                            --                257,084
                                                       ----------             ----------
TOTAL CURRENT LIABILITIES                               4,155,318              4,058,808

DEFERRED LICENSING INCOME                                 875,000                875,000

MINORITY INTEREST                                              --                117,500

COMMITMENTS AND CONTINGENCIES                                  --                     --

STOCKHOLDERS' DEFICIT
     Common stock; no par value; 10,000,000
      shares  authorized;  2,114,794 and
      2,071,544 shares issued and outstanding
      at June 30, 1997 and December 31, 1996,
      respectively                                      1,802,738              1,802,738
     Additional paid in capital                         1,374,039              1,323,337
     Retained deficit                                  (6,002,496)            (4,326,829)
                                                       ----------             ----------
     Total stockholders' deficit                       (2,825,719)            (1,200,754)
                                                       ----------             ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $2,204,599             $3,850,554
                                                       ==========             ==========

Colorocs Information Technologies, Inc. and Subsidiary
Condensed Consolidated Statement of Operations
Three Months and Six Months Ended June 30, 1997 and 1996
(Unaudited)

                                                               Three Months Ended                   Six Months Ended
                                                              1997             1996             1997               1996


Revenues:
     Sales of equipment and supplies, net                 $   64,301       $   390,656       $  209,506       $  847,721
     License fees                                            268,316           197,885          528,726          464,771
                                                          ----------       -----------       ----------       ----------
                                                             332,617           588,541          738,232        1,312,492
Operating expenses:
     Cost of revenue                                         188,317           552,982          719,591          952,340
     Research and development                                252,633           391,589        1,315,179          438,982
     Sales and marketing                                     164,132           493,369          693,048          703,882
     General and administrative                              363,498           442,345        1,133,734          824,289
                                                          ----------       -----------       ----------       ----------

Total operating expenses                                     968,580         1,880,285        3,861,552        2,919,493

Operating loss                                              (635,963)       (1,291,744)      (3,123,320)      (1,607,001)

Other income, net                                          1,487,663            60,033        1,447,653          113,062
                                                          ----------       -----------       ----------       ----------

Income (loss) before minority interest                       851,700        (1,231,711)      (1,675,667)      (1,493,939)

Minority interest                                                 --            81,934               --           81,934
                                                          ----------       -----------       ----------       ----------

Net income (loss)                                         $  851,700       $(1,149,777)     $(1,675,667)     $(1,412,005)
                                                          ==========       ===========       ==========       ==========

Net income (loss) per common and equivalent share             $0.40             $(0.58)          $(0.79)          $(0.71)

Weighted average shares outstanding                        2,114,794         1,967,455        2,114,794        1,967,455

Colorocs Information Technologies, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows
Three Months and Six Months Ended June 30, 1997 and 1996
(Unaudited)

                                                               Three Months Ended                  Six Months Ended
                                                              1997            1996              1997             1996

Operating Activities:
     Net income (loss)                                   $   851,700       $(1,149,777)      $(1,675,667)     $(1,412,005)
     Adjustments to reconcile net loss to
       net cash (used in) provided by
       operating activities:
        Depreciation and amortization                         43,918            20,802            94,554           31,093
        Minority interest                                   (117,500)          (81,934)         (117,500)         (81,934)
     Changes in assets and liabilities:
        Receivables, net                                  (1,184,305)         (140,505)       (1,061,585)       2,143,304
        Inventories                                          109,242          (112,610)          113,053         (159,394)
        Prepaid expenses                                      21,883            79,892            48,354            2,539
        Deposits                                                  --            17,503                --           14,451
        Accounts payable, accrued expenses,
          and deferred income                             (2,307,707)          189,042        (1,870,548)          (3,510)
                                                         -----------       -----------       -----------      -----------
          Cash (used in) provided by operating
            activities                                    (2,582,769)       (1,177,587)       (4,469,339)         534,544

Investing Activities:
     Write-off of prepaid license fees                       161,030                --           161,030               --
     Write-off of intangible assets                          841,773                --           950,000               --
     Investment in affiliate                                  33,276                --            33,276               --
     Sale (purchase) of marketable securities                     --         1,961,711            64,716       (1,020,205)
     Disposition (purchase) of equipment, net              1,019,369          (216,629)        1,048,766         (278,045)
                                                         -----------       -----------       -----------      -----------
          Cash provided by (used in) investing
            activities                                     2,055,448         1,745,082         2,257,788       (1,298,250)

Financing Activities:
     Proceeds from exercise of stock options                  21,000                --            50,702               --
     Proceeds from short-term notes                          569,508                --         1,967,058               --
                                                         -----------       -----------       -----------      -----------
          Cash provided by financing activities              590,508                --         2,017,760               --

Net decrease in cash                                          63,187           567,495          (193,791)        (763,706)
Cash and cash equivalents, beginning of period                25,618           247,793           282,596        1,578,994
                                                         -----------       -----------       -----------      -----------
Cash and cash equivalents, end of period                 $    88,805       $   815,288       $    88,805      $   815,288
                                                         ===========       ===========       ===========      ===========

       COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997
1.   Summary of Significant Accounting Policies

The Company

Colorocs Information Technologies, Inc. (the "Company") is incorporated in the state of Georgia. On December 13, 1995, the Company's name was changed from Colorocs Corporation to Colorocs Information Technologies, Inc. The Company operates using the name Colorocs Information Technologies ("Colorocs") for its copier business, COPS, Inc. ("COPS") for the sale of its network printing and file sharing software, and ViewCall America, Inc. ("VCA") for its development and sale of on-line services and access to the Internet through the television (See Note 2 below).

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

Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations and cash flows for the three months and six months ended June 30, 1997 and 1996 have been included. Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2.   Sale of VCA Assets

On May 9, 1997, NetChannel, Inc. ("NetChannel"), a privately held company based in South San Francisco, California, purchased from VCA substantially all of its assets and assumed most of the liabilities of VCA in exchange for 555,556 shares of NetChannel preferred stock. In addition, NetChannel issued 3,114,280 shares of preferred stock to Colorocs in consideration of advances made by Colorocs to VCA and all liens over VCA assets possessed by Colorocs. All of the NetChannel preferred stock is convertible by the holders into shares of NetChannel common stock on a share-for-share basis. The liabilities assumed and satisfied (subject to certain conditions) total $2,031,482 of accounts payable. Upon consummation of the transaction, Colorocs' carrying value of its investment in VCA was approximately $6,800,000. VCA received bridge financing from NetChannel, Inc. in connection with the transaction which has been accounted for as short-term borrowings in the accompanying condensed consolidated financial statements.

3.   Licensing Agreement

In June 1997, the Company entered into a technology licensing agreement to use the Company's patented double transfer, single pass paper color imaging system. The Company recorded other income for technology licensing of $1,500,000 for the quarter ended June 30, 1997. Income from licensing agreements is shown net of other income in the accompanying condensed consolidated statement of operations. The Company has a $1,500,000 receivable as of June 30, 1997 relating to the license fee payable with regard to this technology licensing agreement.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion contains forward looking information that is subject to a number of uncertainties that could cause actual results to differ materially from those projected.

Results of Operations

Revenues

Revenues were $332,617 and $738,232 for the three months and six months ended June 30, 1997, respectively, and $588,541 and $1,312,492 for the three months and six months ended June 30, 1996, respectively, a decrease of $255,924 and $574,260, respectively, or approximately 44% in each period. The decrease in revenues is attributable to a continued decrease in sales generated from copier equipment and supplies, attributable to declining use of these earlier model copiers and printers by businesses in favor of newer models available on the market which are more cost-efficient.

Cost of Revenue

Cost of revenue was $188,317 and $719,591 or approximately 57% and 97% of revenues, and $552,982 and $952,340 or approximately 94% and 73% of revenues, for the three months and six months ended June 30, 1997 and 1996, respectively. The decrease in both dollar amount and as a percentage of revenues for the three months ended June 30, 1997 is due to the termination of VCA's on-line service following the May 9th sale of assets to Netchannel, Inc. The decrease in dollar amount for the six months ended June 30, 1997 is also due to the termination of the VCA on-line service. However, cost of revenue as a percentage of revenues for the six months ended June 30, 1997 increased from the same period of 1996 due to the 44% decrease in revenues for the same period.

Research and Development

Research and development expenses were $252,633 and $1,315,179 for the three months and six months ended June 30, 1997, respectively, compared to $391,589 and $438,982 for the first three months and six months of 1996, respectively. The research and development expenses in 1997 are attributable to additional research and development personnel hired in connection with the development of the VCA on-line service. However, research and development expenses decreased for the three months ended June 30, 1997 from 1996 due to the termination of the VCA on-line service.

Sales and Marketing Expenses

Sales and marketing expenses were $164,132 and $693,048 for the three months and six months ended June 30, 1997, respectively, as compared to $493,369 and $703,882 for the three months and six months ended June 30, 1996, a decrease of 67% and 2%, respectively. The decreases were due to the termination of the VCA on-line service following the sale of the majority of the VCA assets to Netchannel, Inc.

General and Administrative Expenses

General and administrative expenses were $363,498 and $1,133,734 or approximately 109% and 154% of revenues, and $442,345 and $824,289 or approximately 75% and 63% of revenues, for the three months and six months ended June 30, 1997 and 1996, respectively. The decrease in the dollar amount for the three months ended June 30, 1997 from the three month period ended June 30, 1996 is due to the termination of the VCA on-line service. However, the increase in dollar amount and percentage of revenues for the six months ended June 30, 1997 from the six months ended June 30, 1996 is due to a significant increase in administrative personnel related to VCA's operations.

Other Income, Net

Other income, net was $1,487,663 and $1,447,653 for the three months and six months ended June 30, 1997, respectively, as compared to $60,033 and $113,062 for the three months and six months ended June 30, 1996. This increase is due to the signing of a technology licensing agreement to use the Company's patented double transfer, single pass paper color imaging system providing other income of $1,500,000 in the 1997 periods.

Liquidity and Capital Resources

The Company's primary sources of liquidity are current cash balances and cash equivalents and cash generated from operations, supplemented from time to time by borrowings under the Company's bank line of credit and from directors of the Company. Cash and cash equivalents of $282,596 and short-term investments of $94,685 as of December 31, 1996 had declined to cash and cash equivalents of $88,805 and short-term investments of $29,969 at June 30, 1997 due to the investment in establishing and developing VCA. Management believes that these sources of funds, together with anticipated cash from operations, may not be sufficient and that further lines of credit, debt or equity investments may be necessary to fund the Company's continuing of business in 1997. There can be no assurance that any such financing would be available on satisfactory terms.

The report of the Company's independent auditors on the consolidated financial statements of the Company as of December 31, 1996 and for the two years in the period ended December 31, 1996 contains an explanatory paragraph as to the Company's ability to continue as a going concern. As stated in the report, the Company has experienced losses, a capital deficit and cash flow deficiencies that raise substantial doubt about the Company's ability to continue as a going concern. Certain of the Company's assets might be worth substantially less than the amounts shown on the Company's balance sheet if the Company is unable to continue as a going concern, and the financial statements have not been adjusted to reflect the outcome of this uncertainty. There can be no assurance that future revenues will exceed operating expenses to enable the Company to continue as a going concern.

                     PART II - OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

          The 1997 Annual Meeting of Shareholders of the Company was held on June 23, 1997 at which the following matters were brought before and voted upon by the shareholders:

     1. The election of the following persons to the Board of Directors to serve until the 1998 Annual Meeting of Shareholders:


         Broker
                                             For           Votes
Withheld       Non-Votes
          Alan McKeon                     1,524,716           13,125
         564,953
          Rudolph P. Russo                1,520,741           17,100
         564,953
          Nicholas M. Russo               1,520,716           17,125
         564,953
          Joseph E. Wallace               1,520,716           17,125
         564,953

     2. Proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 1997:

                                                                Broker
             For                  Against           Abstain
Non-Votes
          1,530,766                4,400             2,675
564,953

ITEM 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits.

              27 - Financial Data Schedule

    (b)   Reports on Form 8-K.

          The following Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997:

Date of     Form 8-K
                              Financial
Report      Item No.                               Description
                          Statements Filed

4/14/97        5         NetChannel Inc. signs letter of intent to
acquire Viewcall America, Inc.        N/A

5/6/97         5         Definitive agreement between Viewcall
America, Inc. and NetChannel Inc.         N/A

5/23/97        5         Closing of asset acquisition agreement with
NetChannel Inc.                     N/A

                             SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 19, 1997.

                              Colorocs Information Technologies, Inc.
                              (Issuer)


                              By:  /s/ Rudolph P. Russo
                                   Rudolph P. Russo
                                   Chief Executive Officer

                              By:  /s/ Alan Catherall
                                   Alan Catherall
                                   Chief Financial Officer

                            EXHIBIT INDEX

Exhibit No.         Description                       Page No.
     27        Financial Data Schedule                  12