Form 10QSB
period 1997-09-30
COLOROCS INFORMATION TECHNOLOGIES INC
filed 1997-11-13
CIK 789990

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-QSB

           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Period Ended September 30, 1997

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


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     No X

Check whether the issuer filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes X No __.

There were 2,114,794 shares of Common Stock outstanding as of November
12, 1997.

Transitional Small Business Disclosure Format.  Yes __ No X

               COLOROCS INFORMATION TECHNOLOGIES, INC.
                   Quarterly Report on Form 10-QSB
            For the Nine Months Ended September 30, 1997


                          Table of Contents

Item Number                                               Page Number

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet -
            September 30, 1997 and
            December 31, 1996                                  3

          Condensed Consolidated Statement of
            Operations - Three Months and Nine Months
          Ended September 30, 1997 and 1996                    4

          Condensed Consolidated Statement of
            Cash Flows - Three Months and Nine Months
            Ended September 30, 1997 and 1996                  5

          Notes to Condensed Consolidated Financial
            Statements - September 30, 1997                    6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and
            Results of Operations                              8



PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                    10


          SIGNATURES                                          10

          INDEX OF EXHIBITS                                   11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Colorocs Information Technologies, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
As of September 30, 1997 and December 31, 1996

                                                                             September 30,     December 31,
                                                                                 1997              1996
                                                                              (Unaudited)
Assets

CURRENT ASSETS:
   Cash and cash equivalents                                                  $   24,230       $  282,596
   Short term investments                                                         79,969           94,685
   Receivables, net of allowance for doubtful accounts of $15,000
     and $141,033 at September 30, 1997 and December 31, 1996, respectively      831,287          475,060
   Inventories, at cost                                                           15,055          128,876
   Prepaid expenses                                                              144,206          192,560
                                                                              ----------       ----------
TOTAL CURRENT ASSETS                                                           1,094,747        1,173,777

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   of $44,136 and $154,596 at September 30, 1997 and
   December 31, 1996, respectively                                                36,752        1,165,525

LONG TERM INVESTMENTS                                                            218,253          251,529

GOODWILL AND INTANGIBLE ASSETS, net                                              115,809        1,092,177

OTHER ASSETS                                                                          --          161,030

DEPOSITS                                                                           6,516            6,516
                                                                              ----------       ----------
                                                                              $1,472,077       $3,850,554
                                                                              ==========       ==========

Liability and Stockholders' Equity

CURRENT LIABILITIES:
   Short-term borrowings                                                      $2,690,380       $  712,500
   Note payable to director/shareholder                                               --          500,000
   Accounts payable and accrued liabilities                                      869,296        2,589,224
   Deferred income                                                                    --          257,084
                                                                              ----------       ----------
TOTAL CURRENT LIABILITIES                                                      3,559,676        4,058,808

DEFERRED LICENSING INCOME                                                        875,000          875,000

MINORITY INTEREST                                                                     --          117,500

STOCKHOLDERS' DEFICIT
   Common stock; no par value; 10,000,000 shares  authorized;
     2,114,794 and 2,071,544 shares issued and outstanding at
     September 30, 1997 and December 31, 1996, respectively                    1,802,738        1,802,738
   Additional paid in capital                                                  1,374,039        1,323,337
   Retained deficit                                                           (6,139,376)      (4,326,829)
                                                                              ----------       ----------
   Total stockholders' deficit                                                (2,962,599)      (1,200,754)
                                                                              ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $1,472,077       $3,850,554
                                                                              ==========       ==========

Colorocs Information Technologies, Inc. and Subsidiary
Condensed Consolidated Statement of Operations
Three Months and Nine Months Ended September 30, 1997 and 1996
(Unaudited)

                                                                Three Months Ended               Nine Months Ended
                                                               1997           1996              1997           1996

Revenues:
   Sales of equipment and supplies, net                     $       --     $   228,475      $   209,506     $1,076,196
   License fees                                                284,191         243,159          812,917        707,930
                                                            ----------     -----------      -----------     ----------
                                                               284,191         471,634        1,022,423      1,784,126
Operating expenses:
   Cost of revenue                                              36,978          517,711         756,569      1,470,051
   Research and development                                     18,976        1,339,890       1,334,155      1,778,872
   Sales and marketing                                          72,372          538,721         765,420      1,242,603
   General and administrative                                  229,573          780,651       1,363,307      1,604,940
                                                            ----------     ------------     -----------     ----------

Total operating expenses                                       357,899       3,176,973        4,219,451      6,096,466

Operating loss                                                 (73,708)     (2,705,339)      (3,197,028)    (4,312,340)

Other income (expense), net                                    (63,172)       (214,006)       1,384,481       (100,944)
                                                            ----------     -----------      -----------     ----------

Loss before minority interest                                 (136,880)     (2,919,345)      (1,812,547)    (4,413,274)

Minority interest                                                   --         716,523               --        798,457
                                                            ----------     -----------      -----------     ----------

Net loss                                                    $ (136,880)    $(2,202,822)     $(1,812,547)   $(3,614,827)
                                                            ==========     ===========      ===========    ===========

Net loss per common and equivalent share                        $(0.06)         $(1.10)          $(0.86)        $(1.80)

Weighted average shares outstanding                          2,114,794       2,007,605        2,114,794      2,007,065

Colorocs Information Technologies, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows
Three Months and Nine Months Ended September 30, 1997 and 1996
(Unaudited)


                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                   September 30,
                                                               1997            1996             1997           1996

Operating Activities:
   Net loss                                                 $(136,880)     $(2,202,822)     $(1,812,547)    $(3,614,827)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                           11,821           50,989          106,375          82,082
       Minority interest                                           --         (716,523)              --        (798,457)
   Changes in assets and liabilities:
       Receivables, net                                       705,358          127,237         (356,227)      2,270,541
       Inventories                                                768          218,788          113,821          59,394
       Prepaid expenses                                            --            1,132           48,354           3,671
       Deposits                                                    --           (1,000)              --          13,451
       Accounts payable, accrued expenses,
         and deferred income                                  (95,642)         367,150       (1,977,012)        363,640
                                                            ---------      -----------      -----------     -----------
           Cash provided by (used in) operating activities    485,425       (2,155,049)      (3,877,236)     (1,620,505)

Investing Activities:
   Sale of VCA                                                     --               --        2,075,572              --
   Sale (purchase) of marketable securities                   (50,000)       1,985,103           14,716         964,898
   Disposition (purchase) of equipment, net                        --         (356,254)              --        (634,299)
   Prepaid license fees                                            --          (78,705)              --         (78,705)
                                                            ---------      -----------      -----------     -----------
           Cash (used in) provided by investing activities    (50,000)       1,550,144        2,090,288         251,894

Financing Activities:
   Proceeds from exercise of stock options                         --           47,861           50,702          47,861
   (Repayment of) proceeds from short-term notes             (500,000)              --        1,477,880              --
                                                            ---------      -----------      -----------     -----------
           Cash (used in) provided by financing activities   (500,000)          47,861        1,528,582          47,861

Net decrease in cash                                          (64,575)        (557,044)        (258,366)     (1,320,750)
Cash and cash equivalents, beginning of period                 88,805          815,288          282,596       1,578,994
                                                            ---------      -----------      -----------     -----------
Cash and cash equivalents, end of period                    $  24,230      $   258,244      $    24,230     $   258,244
                                                            =========      ===========      ===========     ============

       COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997

1.   Summary of Significant Accounting Policies

The Company

Colorocs Information Technologies, Inc. (the "Company") is incorporated in the state of Georgia. On December 13, 1995, the Company's name was changed from Colorocs Corporation to Colorocs Information Technologies, Inc. The Company operates using the name Colorocs Information Technologies for its color copying technology licensing business and COPS, Inc. ("COPS") for the sale of its network printing and file sharing software. It also licenses the name Colorocs for the outside sales of copying hardware, consumables, and parts. See Note 2 below. Viewcall America, Inc. ("VCA") developed and sold on-line service and access to the Internet through the television. The assets of VCA were sold in May 1997 to NetChannel, Inc. See Note 3 below.

Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations and cash flows for the three months and nine months ended September 30, 1997 and 1996 have been included.
Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2.   Sale of Color Copying and Printing Assets

On May 1, 1997 SC Distribution, Inc., a privately held company based in Norcross, Georgia purchased from
Colorocs Information Technologies, Inc. substantially all of the assets of the color copying and printing business in exchange for the assumption of certain liabilities as well as a portion of the revenues from the future sale of certain color printers. SC Distribution, Inc. is owned by Sharon P. Conte, who was formerly employed in the Company's color copying and printing business until the date of the transaction.

3.   Sale of VCA Assets

On May 9, 1997, NetChannel, Inc. ("NetChannel"), a privately held company based in South San Francisco, California, purchased from VCA substantially all of its assets and assumed most of the liabilities of VCA in exchange for 555,556 shares of NetChannel preferred stock. In addition, NetChannel issued 3,114,280 shares of preferred stock to Colorocs in consideration of advances made by Colorocs to VCA and all liens over VCA assets possessed by Colorocs. All of the NetChannel preferred stock is convertible by the holders into shares of NetChannel common stock on a share-for-share basis. The liabilities assumed and satisfied

(subject to certain conditions) total $2,031,482 of accounts payable. Prior to the consummation of the transaction, Colorocs' carrying value of its investment in VCA was approximately $6,800,000. VCA received bridge financing from NetChannel, Inc. in connection with the transaction which has been accounted for as short-term borrowings in the accompanying condensed consolidated financial statements.

4.   Licensing Agreement

In June 1997, the Company entered into a technology licensing agreement to use the Company's patented double transfer, single pass paper color imaging system. The Company recorded other income for technology licensing of $1,500,000 for the quarter ended June 30, 1997. Income from licensing agreements is shown net of other expenses in the accompanying condensed consolidated statement of operations. The Company received $750,000 of the technology license fee in July 1997 and will receive the balance in January 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion contains forward looking information that is subject to a number of uncertainties that could cause actual results to differ materially from those projected.

Results of Operations

Revenues

     Revenues were $284,191 and $1,022,423 for the three months and nine months ended September 30, 1997, respectively, and $471,634 and $1,784,126 for the three months and nine months ended September 30, 1996, respectively, a decrease of $187,443 and $761,703 or approximately 40% in each period. The decrease in revenues is attributable to the sale of the assets of the color copying business in May 1997 (VCA's on-line service produced no significant revenues).

Cost of Revenue

     Cost of revenue was $36,978 and $756,569 or approximately 13% and 74% of revenues and $517,711 and $1,470,051 or approximately 110% and 82% of revenues for the three months and nine months ended September
30, 1997 and 1996, respectively.   The decrease in both dollar amount
and as a percentage of revenues for the three months ended September 30, 1997 is due to both the sale of the assets of the color copying business in May 1997 and the termination of VCA's on-line service following the sale to NetChannel, Inc. in May 1997. These same factors also explain the decrease in both dollar amount and as a percentage of revenues for the nine months ended September 30, 1997.

Research and Development

     Research and development expenses were $18,976 and $1,334,155 for the three months and nine months ended September 30, 1997, respectively, compared to $1,339,890 and $1,778,872 for the three months and nine months ended September 30, 1996, respectively. Research and development expenses decreased for the three months and nine months ended September 30, 1997 from the comparable periods in 1996 due to the termination of the VCA on-line service; however, COPS continues to incur expenses of this nature.

Sales and Marketing Expenses

     Sales and marketing expenses were $72,372 and $765,420 for the three months and nine months ended September 30, 1997, respectively, as compared to $538,721 and $1,242,603 for the three months and nine months ended September 30, 1996, decreases of 87% and 38%, respectively. The decreases were due to the termination of the VCA on-line service.

General and Administrative Expenses

     General and administrative expenses were $229,573 and $1,363,307 or approximately 81% and 133% of revenues, and $780,651 and $1,604,940 or approximately 166% and 90% of revenues, for the three months and nine months ended September 30, 1997 and 1996, respectively. The decrease in the dollar amount and the percentage of revenues for the three months ended September 30, 1997 from the three months ended September 30, 1996 is due to the termination of the VCA on-line service. The increase in percentage of revenues for the nine months ended September 30, 1997 from the nine months ended September 30, 1996 is due to a significant increase in VCA administrative personnel prior to the sale to NetChannel in May 1997.

Other income (expense), net

     Other (expense) income, net was ($63,172) and $1,384,481 for the three months and nine months ended September 30, 1997, respectively, as compared to other expense of ($214,006) and ($100,944) for the three months and nine months ended September 30, 1996, respectively. Other (expense) income, net for the nine months ended September 30, 1997 includes the technology licenses fee of $1,500,000 offset by interest expense of $115,519.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are current cash balances and cash equivalents and cash generated from operations, supplemented from time to time by borrowings under the Company's bank line of credit and from directors of the Company. Cash and cash equivalents of $282,596 and short-term investments of $94,685 as of December 31, 1996 had declined to cash and cash equivalents of $24,230 and short-term investments of $79,969 at September 30, 1997 due to the investment in establishing and developing VCA. Management believes that these sources of funds, together with anticipated cash from operations, may not be sufficient and that further lines of credit and/or debt or equity investments may be necessary to fund the Company's network printing software business. There can be no assurance that any such financing would be available on satisfactory terms.

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

                     PART II - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits.

          27 - Financial Data Schedule

    (b)   Reports on Form 8-K.

          No Current Reports on Form 8-K were filed during the quarter ended September 30, 1997.


                             SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1997.

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