Form 10KSB
period 1997-12-31
COLOROCS INFORMATION TECHNOLOGIES INC
filed 1998-03-31
CIK 789990

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-KSB

             [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

   5600 OAKBROOK PARKWAY, SUITE 240, NORCROSS, GEORGIA--30093-1843
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                           (770) 447-3570
          (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Securities registered under Section 12(b) of the Act:  NONE

       Securities registered under Section 12(g) of the Act:
                     COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No____.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __.

The issuer's revenues for the fiscal year ended December 31, 1997 were $1,235,429. Based on the closing bid price of the Common Stock on March 19, 1998, the aggregate market value of the outstanding Common Stock held by non-affiliates of the issuer on March 19, 1998 was $1,982,840. There were 2,113,902 shares of Common Stock outstanding as of March 19, 1998.

Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities
Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes X No___.

Transitional Small Business Disclosure Format  Yes ___ No   X.

Portions of the issuer's Proxy Statement for the 1998 Annual
Meeting of Shareholders to be held on May 29, 1998 are incorporated by reference in Part III hereof.

                               PART I


ITEM 1.  DESCRIPTION OF BUSINESS

   SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN OF THE MATTERS DISCUSSED IN THIS DOCUMENT, THE 1997 COLOROCS ANNUAL REPORT AND IN DOCUMENTS INCORPORATED BY REFERENCE HEREIN, INCLUDING MATTERS DISCUSSED UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," MAY CONSTITUTE FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND AS SUCH MAY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF COLOROCS INFORMATION TECHNOLOGIES, INC. (THE "COMPANY") TO BE MATERIALLY DIFFERENT FROM FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE,"
AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING WITHOUT LIMITATION THOSE DISCUSSED IN "COLOR COPIERS AND PRINTERS," "NETWORK PRINTING SOFTWARE BUSINESS
(COPS) AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY ARE EXPRESSLY QUALIFIED IN THEIR
ENTIRELY BY THESE CAUTIONARY STATEMENTS.

GENERAL

The Company was incorporated under the name Colorocs Corporation on July 14, 1982 under the laws of Georgia. On December 13, 1995, the Company's name was changed from Colorocs Corporation to Colorocs Information Technologies, Inc. to reflect changes in the Company's business focus. The Company was originally founded to capitalize on the trend toward the use of color in business communications, and the Company's principal operations historically were primarily the design, manufacture and sale of full color copiers and color printers. Beginning in 1994, the Company's principal business focus shifted to product support of color copiers and printers previously manufactured and sold by the Company and to the licensing of the Company's patented color printing and copier technology. In 1995 and 1996 the Company used the revenues generated from patent licensing to develop two new technology based lines of business; the delivery of the Internet through the television through the Company's majority-owned subsidiary ViewCall America, Inc. ("VCA"), and the provision of network printing and file sharing software products through the Company's wholly owned subsidiary COPS, Inc. ("COPS"). As described below, in May 1997, the Company shifted its line of business when it sold the assets of VCA to NetChannel, Inc. ("NetChannel") a privately held company based in south San Francisco, California. In that same month, the Company also sold the assets of the color copying and printing business to SC Distributions, Inc.

The Company currently generates revenue from the licensing of its patented printer and copier technology and the sale of network printing and file sharing software products. Unless the context indicates otherwise, the "Company" refers to Colorocs Information Technologies, Inc. and its subsidiaries VCA and COPS.

SALE OF THE ASSETS OF VIEWCALL AMERICA

On May 9, 1997, NetChannel purchased from VCA substantially all of the assets which comprised the business of VCA and assumed most of the liabilities of VCA in exchange for 555,556 shares of NetChannel Series C Preferred Stock. In addition, NetChannel issued 2,700,000 shares of Series B Preferred Stock and 414,280 shares of Series C Preferred Stock to the Company in consideration of advances made by the Company to VCA and the relinquishment of the Company's liens on VCA assets. All of the NetChannel preferred stock is convertible by the holders into shares of NetChannel common stock on a share-for-share basis. The liabilities assumed and satisfied by NetChannel (subject to certain conditions) totalled $2,031,482. Prior to the consummation of the transaction, the Company's carrying value of its investment in VCA was approximately $6,800,000.

SALE OF THE COLOR COPYING AND PRINTING ASSETS

On May 1, 1997 SC Distribution, Inc., a privately held company based in Norcross, Georgia, purchased substantially all of the assets of the Company's color copying and printing business. In consideration for such assets, SC Distribution, Inc. agreed to assume approximately $160,000 of liabilities associated with the color copying and printing business and pay the Company a portion of the revenues generated from the sale of certain color printers. SC Distribution, Inc. is owned by Sharon P. Conte, who was formerly employed in the Company's color copying and printing business until the date of the transaction.

BUSINESS

At the beginning of 1997, the Company operated three significantly different businesses, each of which was at a different stage of its product life cycle. The development of, and business strategy for, each of the businesses is described in more detail below.

INTERNET TV ON-LINE SERVICE (VCA)

In the beginning of 1997, the Company operated an internet TV on-line service business through VCA where its business strategy was to develop an on-line service for the forthcoming Internet-televisions and Internet set top boxes. These devices, either built into the television or designed as an add-on to the television, enable a consumer to connect to the Internet through a standard telephone line and then surf the Internet from the comfort of their armchair. VCA developed an on-line service, On-TV( that enhances the Internet by providing original televisual content that is highly personalized, localized and customized for the television viewer. VCA's initial strategy was to develop and enhance On-TV( and provide it to consumers bundled with Internet access devices from major consumer electronics companies. However, management believed that the market for Internet-TV service was consolidating rapidly, and in May 1997, determined it was in the best interest of the Company to sell the Internet-TV on-line service business to NetChannel as previously described.

COLOR COPIERS AND PRINTERS

As of January 1, 1997, the Company had sold substantially all of its existing color copier and printer inventory, and the Company did not plan to develop or manufacture new color copiers and printers. The Company recognized that its installed base of copiers and printers would decline over time as these copiers and printers are replaced by more technologically advanced and/or inexpensive color copiers and printers manufactured by others. As a result, in May 1997 the Company decided to sell the assets of the color copying and printing business to SC Distributions, Inc. The Company however retained the patent rights of its color imaging system and recorded patent license revenues of $1,500,000 in 1997. The Company's business strategy is to market its patented double transfer, single pass to paper, color imaging system on a non-exclusive basis to manufacturers and developers of color copiers and printers that desire to use the Company's patents in new or existing electrophotography and printing devices. A number of new potential licenses were identified but not closed during the year and these opportunities are being aggressively pursued. The Company has deferred $875,000 in connection with patent license agreements in 1997 (See "Item 7. Financial Statements").

Specifically with regard to the patents, the Company's color copier and printer products are based on technology currently used in black and white copiers and laser printers. The Company's copiers and printers incorporate many applications and refinements of that technology that the Company believes to be innovative. The Company holds United States patents with respect to certain of those refinements in order to maximize its rights in such technology. The United States Patent Office has granted Colorocs 22 patents.

The Company has entered into several non-exclusive, permanent, worldwide technology licensing agreements with certain manufacturers that develop or manufacture color print engines. The Company believes that there may be other companies interested in licensing this technology from the Company and continues to aggressively pursue these opportunities.

NETWORK PRINTING SOFTWARE BUSINESS (COPS)

COPS software products provide cross-platform and networking utilities and applications designed primarily for file and print sharing. These software products, which have end user list prices ranging from $179 to $500 per copy, are described in greater detail below.

COPSTALK
COPSTalk is a Windows based software utility which allows IBM compatible personal computers to print to Postscript printers and to share files with Apple Macintosh computers. COPS is currently shipping versions of COPSTalk for Windows 3.x and Windows 95. A version of COPSTalk for Windows NT is under development.

COPS LOCALTALKtrademark
The Company believes that COPS is the world's only manufacturer of LocalTalktrademark network interface cards for personal computers. The COPS LocalTalk( family of products includes 8-bit industry standard architecture ("ISA") and micro-channel cards that allow Microsoft NT servers, Novell Netware servers or stand alone workstations to access Apple Macintosh LocalTalk( networks for printing and file sharing.

PRODUCT RESEARCH AND DEVELOPMENT

COPS' products have been substantially developed internally. COPS development staff is responsible for modifying and enhancing the COPS products and for the development of new products. Development of the Windows NT version is being performed by a combination of COPS staff and external contractors.

SALES AND MARKETING

COPS sells its products to a wide range of industries through three principal marketing channels: distributors, OEMs and direct sales. As of December 31, 1997, COPS sold its products through 28 international independent distributors, 3 major catalog distributions, 1 OEM, and two employees engaged in sales and marketing. COPS identifies prospective customers for its products through a combination of direct mail, telemarketing, media, catalog and Internet advertising and trade show participation.

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

COMPETITION

The computer software industry in general is highly competitive.
COPS faces direct competition from two other companies which market third party network printing related software products. These competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations, and greater financial resources than the Company. COPS also faces competition from developers of networking software applications which incorporate some of the functionality provided by COPS' software products. To the extent that the developers of networking software applications improve their network software applications that provide print spooler and cross network printing functionality, demand for COPS' software products may decline. Also, the declining market share of the Apple Macintosh and the widespread adoption of TCP/IP-based networks in preference to AppleTalk networks at Macintosh-oriented sites continues to reduce the market for COPS' current products.

The Company believes that price, functionality, performance, ease of use, environments supported and customer support are the primary competitive factors in the industry. The Company believes that its COPS products compete primarily on the basis of price, ease of use and performance.

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

EMPLOYEES

As of February 28, 1998, the Company employed 6 persons on a full time basis which consisted of 2 in sales and marketing, 1 in technical support, 1 in product development and 2 in general and administrative positions. None of the Company's employees is represented by a union. The Company has experienced no work stoppage attributable to labor disputes.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 9,500 square feet of office and warehouse space in Norcross, Georgia for its corporate offices. The lease for the space expires on May 31, 1999, with an option to terminate in May 1998 which the Company does not currently intend to exercise. The Company believes that these facilities are suitable and adequate for their respective uses and are adequately covered by insurance. The Company engages in no real estate investment activities.


ITEM 3.  LEGAL PROCEEDINGS

On December 16, 1996, Melton Harrell, a former director of the Company, filed a lawsuit against VCA in the Superior Court of Gwinnett County, Georgia. Mr. Harrell sought a declaratory judgment that VCA wrongly terminated a warrant agreement pursuant to which Mr. Harrell was entitled to purchase 750,000 shares of Common Stock of VCA at a price of $0.70 per share. Mr. Harrell also claimed that he was relieved of his obligations under a related guaranty agreement, entered into at the same time as the warrant agreement, under which Mr. Harrell agreed to guarantee and supply sufficient collateral to secure financing for VCA of up to $1,500,000. Mr. Harrell's lawsuit was dismissed without prejudice on September 2, 1997.

On December 15, 1997, Crocker Realty Trust ("Crocker") filed a lawsuit against the Company in the Superior Court of Gwinnett County, Georgia. Crocker seeks damages of $643,483.69 for breach of a lease agreement in connection with the lease of certain office space which the Company's subsidiary, VCA, never occupied. The lease agreement requires lease payments of approximately $640,000 over 3 years. The Company intends to vigorously defend the lawsuit filed by Crocker.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of its shareholders during the quarter ended December 31, 1997.


                               PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         STOCK PRICE AND DIVIDEND INFORMATION

The Company's Common Stock is traded on the OTC Bulletin Board system under the symbol "CLRC." The following table sets forth the range of high and low bid information during each quarter of 1996 and 1997. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

                     1996               HIGH          LOW                 1997           HIGH        LOW
               First Quarter          $  4.15        $2.75         First Quarter        $8.50        $2.00
               Second Quarter           14.50         7.25         Second Quarter        5.00         2.06
               Third Quarter            17.50         5.00         Third Quarter         2.50         1.50
               Fourth Quarter            9.00         3.75         Fourth Quarter        1.97         1.06

At December 31, 1997, there were approximately 645 record holders of the Company's Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

The Company has never paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

To facilitate the sale of VCA to NetChannel, Rudolph P. Russo agreed to the termination of his warrant to purchase 1,062,500 shares of common stock of VCA and his security interest in substantially all of the assets of the Company. In consideration of such actions, on May 8, 1997, the Board of Directors of the Company issued Mr. Russo a warrant to purchase 225,000 shares of Common Stock of the Company. The warrant has a term of 5 years and is exercisable at an exercise price of $0.25 per share (subject to certain adjustments).

The issuance of securities described above was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. No underwriter was involved in the transaction and no commissions were paid.

TRANSFER AGENT AND REGISTRAR

The transfer agent and registrar for the Common Stock is:

                 Chase Mellon Shareholder Services, L.L.C.
                 85 Challenger Road
                 Overpeck Centre
                 Ridgefield Park, NJ 07660

ANNUAL MEETING

The 1998 Annual Meeting of Shareholders will be held on May 29,
1998. A formal notice of the meeting together with a proxy statement and form will be mailed to shareholders with a copy of this report.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In 1997, the Company's operations were focused on three separate lines of business:

VCA
During 1997, prior to the sale of its assets to, and assumption of most of its liabilities by NetChannel, VCA continued its development activities. These activities were focused on development of the On-TVtrademark service and electing to partner with leading technology companies to make their hardware/software combinations work with the On-TVtrademark service. On-TVtrademark provided original personalized content, including news, sports and television listings, together with full access to the Internet which is delivered to an Internet access device over a telephone line and displayed on a television screen.

COPS
During 1997, COPS updated its product line with the release of COPSTalk 2.5, a new version of the Company's file sharing product, designed to take advantage of capabilities in Apple's AppleShare IP server products, thus increasing the market for its software. COPS continued to reduce the cost of sales of its products by enhancing its presence on the Internet at its web-site (http://www.copstalk.com), which now accounts for over 17% of COPSTalk product sales. COPS also benefited from an agreement with Apple Computer, Inc., to include COPSTalk 2.x with every AppleShare 4.2.x or 5.x server sold.

COLOR COPIERS AND PRINTERS
During 1997, prior to the sale of the assets and assumption of certain liabilities of its color copying and printing business, the Company sold a number of refurbished copiers and printers. The remainder of its revenue came from the sale of consumables as well as maintenance and cost per copy contracts. However, because of the continued decline in the installed base, the sale to SC Distribution, Inc. was consummated on May 1, 1997.

The sale to SC Distribution, Inc. did not include the patent rights to the color copying and printing process held by the Company. Accordingly, the results for the year include a technology licensing agreement for $1,500,000 to use the Company's patented double transfer, single pass paper color imaging system. In addition, the Company continues to aggressively pursue other technology license agreements with other major copier and print engine manufacturers. However, there can be no assurances that any further licenses can be obtained.

RESULTS OF OPERATIONS

The following table presents the percentage relationships of certain statement of operations items to total revenues for the years ended December 31, 1996 and 1997:

                                                                                                       1997 OVER
                                                                        1996             1997            1996
                    Total revenues from income statement                100.0%           100.0%          (56.9)%
                    Cost of copier and consumables product               28.6             11.1           (83.2)
                                                                       ------           ------         -------
                    Gross margin                                         71.4             88.9           (46.3)
                    Selling, general and administrative expenses        174.1            221.0           (45.2)
                    Research and development                            172.6            163.0           (59.3)
                                                                       ------           ------         -------
                    Loss from operations                               (275.3)          (295.1)          (53.8)
                    Other income (expense), net                          (3.4)            95.4         (1292.9)
                    Income (loss) before provision for income taxes
                           and minority interest                       (278.8)          (199.7)          (69.1)
                    Minority interest                                    28.7              0.0          (100.0)
                                                                       ------           ------         -------
                    Income (loss) before provision for income taxes    (250.1)          (199.7)          (65.5)
                    Provision for income taxes                             --               --              --
                                                                       ------           ------         -------
                    Net (loss) income                                  (250.1)%         (199.7)%         (65.5)%
                                                                       ======           ======         =======

Total revenues for the year ended December 31, 1997 were $1,235,429 compared to total revenues of $2,863,448 for the year ended December 31, 1996, a decrease of approximately 57%. The decrease was due to the asset sale of both VCA and the color copying and printing business. COPS revenue for the year ended December 31, 1997 was $1,011,995, an increase of approximately 10.7% from $914,535 for the year ended December 31, 1996.

Cost of copier consumables was $137,122, in the year ended
December 31, 1997, compared to $817,717 for the year ended December 31,1996. This decline of 83% is due to the aforementioned asset sale of the color copying and printing businesses.

Selling, general and administrative expenses were $2,730,554 for the year ended December 31, 1997 compared to $4,986,318 for the year ended December 31, 1996, a decrease of approximately 45%. This decrease was primarily due to the sale of assets of the VCA business, the operation of which during the year ended December 31, 1996 accounted for substantial expenditures on payroll, consulting, professional fees and sales and marketing costs.

Research and development expenses were $2,013,360 for the year ended December 31,1997 compared to $4,943,639 for the year ended December 31, 1996, a decline of over 59%. During 1996, most of these expenses related to the development of VCA's On-TV( service, which development and related expenses were no longer incurred following the asset sale of VCA in May 1997.

Other income (expense) relates to income generated from a patent technology licensing agreement, net of interest expenses, and net of expense of $100,000 recorded for the issuance of warrants. For the year ended December 31, 1997, other income from the patent technology licensing agreement of $1,178,109 was generated, compared to ($98,764) for the previous year. During 1997, one patent licensing agreement was signed. No such agreement was signed during 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is current cash balances, cash equivalents and cash generated from operations, supplemented from time to time by borrowings under the Company's bank line of credit and from advances from directors of the Company. Cash and cash equivalents of $282,596 and short term investments of $94,685 at December 31,1996 had declined to cash and cash equivalents of $29,381 and short term investments of $31,875 at

December 31, 1997. Management recognizes that the Company must obtain additional financing or significantly reduce operating costs to enable it to continue operations with available resources. If the Company's investment in NetChannel is not sufficiently liquid to provide funds to finance its present business operations, the Company may be required to obtain additional capital through debt or equity financing. No assurances can be given that the Company will be successful in controlling costs or in obtaining the necessary financing to maintain operations. Further, there can be no assurance, assuming the Company successfully controls costs or receives timely additional financing, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional funding, management may be required to curtail the Company's operations. If the Board of Directors of the Company determines to obtain additional capital through the issuance of additional equity securities of the Company, any such future equity financing could be dilutive to shareholders of the Company.

The Company's independent certified public accountants, in their opinion set forth on page 11 of the Form 10-KSB, have stated that there are conditions which may indicate that the Company may be unable to continue as a going concern, and they have qualified their opinion accordingly. See "Item 7. Financial Statements." As stated in the report, the Company has experienced substantial losses, a capital deficit and cash flow deficiencies that raise substantial doubt about the Company's ability to continue as a going concern. Certain of the Company's assets might be worth substantially less than the amount shown on the Company's balance sheet if the Company is unable to continue as a going concern and the financial statements have not been adjusted to reflect the outcome of this uncertainty. There can be no assurance that future revenues will exceed operating expenses to enable the Company to continue as a going concern.

                FACTORS AFFECTING FUTURE PERFORMANCE

DEPENDENCE ON KEY PERSONNEL; ABILITY TO ATTRACT AND RETAIN
SKILLED PERSONNEL. The Company's future performance depends to a significant extent upon the continued service of members of senior management and key technical personnel. The Company does not maintain key-person life insurance on any of its key employees. None of the Company's employees is bound by an employment agreement. The loss of the services of one or more key employees could have a material adverse effect on Company. The Company's future financial results also will depend upon its ability to attract on a timely basis and retain highly-skilled technical, engineering, managerial and marketing personnel, the ability of its officers and key employees to develop a successful growth strategy for the Company and to continue successful developments of new products and enhancements to existing products. The Company competes in the market for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company. If the Company is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business-Employees" and "Item 9. Executive Officers."

NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The market for the
Company's COPS' software products is characterized by rapid, technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to continue to enhance its COPS products and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. In particular, the Company must continue to anticipate and respond adequately to advances in networking software applications which provide print spooler and cross network printing functionality. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost-effective basis, functioning product enhancements or new products that respond to technological advances by its competitors or that its new products will achieve market acceptance.

ANTI-TAKEOVER PROVISIONS. The Amended and Restated Bylaws of the Company contain provisions requiring super majority shareholder approval of any merger, consolidation, disposition of all or a substantial part of the assets of the Company or a subsidiary of the Company, certain exchanges of securities or a liquidation of the Company, if any person who, together with his or her affiliates and associates, owns beneficially 10% or more of any voting stock of the Company ("Interested Shareholder") is a party to the transaction and the transaction does not satisfy certain fair price requirements. These provisions make it more difficult to effect a merger, sale of control or similar transaction even though a majority of the Company's shareholders may vote in favor of such transaction. These provisions may further provide a minority of shareholders with a veto power over a merger that a majority of the shareholders may believe is desirable and beneficial. Such provisions could also give incumbent management the power to prevent certain mergers or other business combinations proposed by a substantial holder of stock.

LACK OF GROWTH STRATEGY. Since the sale of the Company's Internet
TV on-line services business as well as its color copiers and printers business, the only remaining lines of business of the Company are the licensing of its patented color imaging system and the provision of network printing and file sharing software products through its wholly- owned subsidiary COPS Inc. The Company must develop a successful growth strategy to expand the COPS business and/or pursue and successfully develop alternate business lines. If the Company is unable to expand its COPS division and successfully develop new lines of business, such inability could have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED TRADING VOLUME. On September 6, 1991, the Company's
Common Stock ceased quotation on the NASDAQ National Market. Price information on the Company's Common Stock is now available on the OTC Bulletin Board. The Company has experienced limited trading volume in its stock historically. There is no assurance that a public market for the Company's securities will continue to be made or that shareholders will be able to avail themselves of a public trading market for the Common Stock in the future.


ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and the related report of independent public accountants are included on pages 11 through 27:

     Report of Independent Public Accountants.
     Consolidated Balance Sheets as of December 31, 1996 and
           December 31, 1997.
     Consolidated Statements of Operations for the years ended
           December 31, 1996 and 1997.
     Consolidated Statements of ShareholdersiEquity (Deficit)
           for the year ended December 31, 1996 and 1997. Consolidated Statements of Cash Flows for the years ended
          December 31, 1996 and 1997.
     Notes to Consolidated Financial Statements as of December
          31, 1996 and 1997.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Colorocs Information Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of COLOROCS INFORMATION TECHNOLOGIES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorocs Information Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




ARTHUR ANDERSEN LLP
Atlanta, Georgia
March 11, 1998


                               COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                              DECEMBER 31, 1997 AND 1996

                                  ASSETS

                                                                                        1997                     1996
CURRENT ASSETS:
        Cash and cash equivalents                                                    $    29,381            $   282,596
        Short-term investments                                                            31,875                 94,685
        Receivables, net of allowance for doubtful accounts
          of $0 and $141,033 in 1997 and 1996, respectively                              829,387                475,060
        Inventories                                                                            0                128,876
        Prepaid expenses                                                                 135,003                192,560
                                                                                     -----------            -----------

                    Total current assets                                               1,025,646              1,173,777

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
        OF $43,399 AND $154,596 IN 1997 AND 1996, RESPECTIVELY                            32,888              1,165,525

INVESTMENT IN VIEWCALL EUROPE                                                                  0                250,000

INVESTMENT IN VIEWCALL CANADA                                                                  0                  1,529

INVESTMENT IN NET CHANNEL, INC.                                                         180,1890                      0

GOODWILL AND INTANGIBLE ASSETS                                                           107,020              1,092,177

OTHER ASSETS                                                                                   0                161,030

DEPOSITS                                                                                   1,950                  6,516
                                                                                     -----------             ----------
                                                                                     $ 1,347,693             $3,850,554

                        LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
        Short-term borrowings from bank                                              $ 1,505,717             $  712,500
        Payable to director/shareholder                                                   37,500                      0
        Note payable to director/shareholder                                                   0                500,000
        Notes payable                                                                  1,190,380                      0
        Accounts payable and accrued liabilities                                       1,256,646              2,589,224
        Deferred income                                                                        0                257,084
                                                                                     -----------             ----------
                    Total current liabilities                                          3,990,243              4,058,808
                                                                                     -----------             ----------
DEFERRED LICENSING INCOME                                                                875,000                875,000
                                                                                     -----------             ----------
MINORITY INTEREST                                                                              0                117,500
                                                                                     -----------             ----------
COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' DEFICIT:
        Common stock; no par value; 10,000,000 shares authorized,
          2,114,794 and 2,071,544 shares issued and outstanding
          at December 31, 1997 and 1996, respectively                                  1,802,738              1,802,738
        Warrants                                                                         100,000                      0
        Additional paid-in capital                                                     1,374,039              1,323,337
        Retained deficit                                                              (6,794,327)            (4,326,829)
                                                                                     -----------             ----------

                    Total shareholders' deficit                                       (3,517,550)            (1,200,754)
                                                                                     -----------             ----------

                    Total liabilities and shareholders' deficit                      $  1,347,693            $3,850,554
                                                                                     -----------             ----------

The accompanying notes are an integral part of these consolidated balance sheets.

                               COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                        1997                  1996
REVENUES:
        Copier and consumables                                                       $   223,434            $ 1,080,403
        Software                                                                       1,011,995                914,535
        License of technology                                                                  0                691,176
        Other                                                                                  0                177,334
                                                                                     -----------            -----------

              Total revenues                                                           1,235,429              2,863,448
                                                                                     -----------            -----------

OPERATING EXPENSES:
        Cost of copier and consumables product                                           137,122                817,717
        Selling, general, and administrative                                           2,730,554              4,986,318
        Research and development                                                       2,013,360              4,943,639
                                                                                     -----------            -----------

              Total operating expenses                                                 4,881,036             10,747,674
                                                                                     -----------            -----------
LOSS FROM OPERATIONS                                                                  (3,645,607)            (7,884,226)
                                                                                     -----------            -----------

OTHER INCOME (EXPENSE), NET:
        SALE OF LICENSED TECHNOLOGY                                                    1,500,000                      0
        OTHER                                                                           (321,891)               (98,764)
                                                                                     -----------            -----------

              Total other income (expense), net                                        1,178,109                (98,764)
INCOME (LOSS) BEFORE PROVISION FOR INCOME
        TAXES AND MINORITY INTEREST                                                   (2,467,498)            (7,982,990)

MINORITY INTEREST                                                                              0                822,500
                                                                                     -----------            -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                       (2,467,498)            (7,160,490)

PROVISION FOR INCOME TAXES                                                                     0                      0
                                                                                     -----------            -----------
NET LOSS                                                                             $(2,467,498)           $(7,160,490)
                                                                                     ===========            ===========

BASIC AND DILUTED NET LOSS PER SHARE                                                 $     (1.17)           $     (3.51)
                                                                                     ===========            ===========

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                  2,108,532              2,042,839
                                                                                     ===========            ===========


The accompanying notes are an integral part of these consolidated statements.

                               COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                    FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                                               TOTAL
                                                                            ADDITIONAL      RETAINED       SHAREHOLDERS
                                                                              PAID-IN        EARNINGS         EQUITY'
                                     SHARES          AMOUNT       WARRANTS    CAPITAL       (DEFICIT)        (DEFICIT)
BALANCE AT
DECEMBER 31, 1995                  2,031,394       $1,802,738     $      0  $1,283,000     $ 2,833,661     $ 5,919,399

    Stock options exercised          40,1500                 0           0      47,860               0          47,860
    Repurchase of fractional
      shares                               0                 0           0     (13,273)              0         (13,273)
    Deferred compensation                  0                 0           0       5,750               0           5,750
    Net loss                               0                 0           0           0      (7,160,490)     (7,160,490)
                                   ---------       -----------    --------  ----------     -----------     -----------
BALANCE AT
DECEMBER 31, 1996                  2,071,544         1,802,738           0   1,323,337      (4,326,829)     (1,200,754)

    Stock options exercised          43,2500                 0           0      50,702               0          50,702
    Issuance of warrants                   0                 0     100,000           0               0         100,000
    Net loss                               0                 0           0           0      (2,467,498)     (2,467,498)
                                   ---------       -----------    --------  ----------     -----------     -----------
BALANCE AT
DECEMBER 31, 1997                 2,114,794$         1,802,738    $100,000  $1,374,039     $(6,794,327)    $(3,517,550)
                                  ==========       ===========    ========  ==========     ===========     ===========

The accompanying notes are an integral part of these consolidated statements.

                               COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                                         1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $(2,467,498)         $(7,160,490)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                                     309,809              135,361
      Expense for warrants issued                                                       100,000                    0
      Minority interest                                                                       0              117,500
      Noncurrent deferred income                                                              0              250,000
      Changes in assets and liabilities
          Receivables                                                                  (406,684)           2,222,524
          Inventories                                                                    19,770              211,216
          Prepaid expenses                                                               41,646               (5,846)
          Deposits                                                                        4,566               14,451
          Other assets                                                                 (132,691)            (161,030)
          Accounts payable and accrued expenses                                         897,867            2,172,945
          Current deferred income                                                      (257,084)              (5,063)
                                                                                    -----------          -----------
             Net cash used in operating activities                                   (1,890,299)          (2,208,432)
                                                                                    -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Purchase) sale of property and equipment                                            39,975           (1,265,401)
    Sale of marketable securities                                                        62,810            1,876,127
    Investment in ViewCall Canada                                                             0               (1,529)
    Purchase of technology                                                                    0             (950,000)
                                                                                    -----------          -----------
          Net cash provided by (used in) investing activities                           102,785             (340,803)
                                                                                    -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing of line of credit                                                         793,217              712,500
    (Repayment of) proceeds from payable to director/shareholder note                  (500,000)             500,000
    Stock options exercised                                                              50,702               47,860
    Repurchase of fractional shares                                                           0              (13,273)
    Deferred compensation                                                                     0                5,750
    Proceeds from bridge loans                                                        1,190,380                    0
                                                                                    -----------          -----------
          Net cash provided by financing activities                                   1,534,299            1,252,837
                                                                                    -----------          -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (253,215)          (1,296,398)

CASH AND CASH EQUIVALENTS, beginning of year                                            282,596            1,578,994
                                                                                    -----------          -----------
CASH AND CASH EQUIVALENTS, end of year                                              $    29,381          $   282,596
                                                                                    ===========          ===========


The accompanying notes are an integral part of these consolidated statements.

      COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS

                     DECEMBER 31, 1997 AND 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY

     Colorocs Information Technologies, Inc. (the "Company") is incorporated in the state of Georgia. The Company operates using the name of Colorocs Information Technologies ("Colorocs") for its copier business and COPS, Inc. ("COPS") for the sale of its network printing and file sharing software. The Company and its subsidiaries operate primarily in the United States. During 1997, the Company sold the assets of its copier business and ViewCall America, Inc. ("VCA"), a majority owned subsidiary of the Company, that was developing on-line services and access to the Internet through the television. Prior to the sale of VCA, some of the Company's subsidiaries and affiliates had certain distribution rights for the ViewCall technology in Asia, Europe, South America, and Canada; however, there were no significant operations in these locations.

     COPS generates revenue through the sale of network printing and file sharing software products. Prior to the sale of the copier business, the Company's principal operations through Colorocs were product support of color copiers and printers, previously manufactured and sold by the Company, and the licensing of its patented color printing and copier technology. Colorocs generated income through the licensing of its technology, the sale of spare parts, supplies and other consumables, maintenance of its installed base of color copiers and printers, the cost per copy ("CPC") program, and the sales of remaining inventory of color copiers and printers. Prior to the sale of VCA, the Company generated revenue from VCA related to the sale of license agreements for its ViewCall technology.

     GOING CONCERN

     At December 31, 1997, the Company's ability to continue as a going concern is subject to several business and market risks, as stated below:

     * The Company has not generated significant revenue or cash flow from its current operations, and the expectation of future revenues or cash flow cannot be assumed.
     * The Company must obtain significant additional financing in order to satisfy its liability obligations and fund continued operations of the Company.
     * There is uncertainty as to the continued existence of a profitable market in which the Company may sell the COPS software.
     * Competition includes other companies with significantly greater resources for product development and marketing.

     Management's plans regarding the above risks are as follows:
     * The Company holds an investment in NetChannel, Inc. ("NetChannel"), as a result of the sale of VCA, discussed below. Upon this investment becoming liquid, management has the intention of using the proceeds to settle outstanding liabilities and obligations, fund continued operations, and review potential acquisitions. There can be no assurances, however, that this investment will become liquid or that it will be sufficient to fund continuing operations or pay existing obligations.

     * The Company continues to focus on revenue maximization and cost control efforts related to COPS.

     The Company incurred a net loss of approximately $2,367,000 for the year ended December 31, 1997 and has an accumulated deficit of approximately $6,694,000 at December 31, 1997. The Company currently has no source of additional cash, which has a material adverse effect on the Company's ability to service its debts. The Company's working capital deficit at December 31, 1997, plus the extinguished revenue from product sales from its color copier and consumables business as a result of the sale, noted above,will not allow the Company to meet its obligations or to continue to fund the operations of COPS through 1998. Management recognizes that the Company must obtain additional financing. Management's plans, as noted above, are controlling costs as well as obtaining additional funds to support the operations of COPS. No assurances can be given that the Company will be successful in controlling costs or in obtaining the necessary financing to maintain operations. Further, there can be no assurance, assuming the Company successfully controls costs or receives timely additional financing, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional funding, management may be required to curtail the Company's operations.

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

     INCORPORATION OF VIEWCALL AMERICA, INC. AND RELATED ENTITIES

     In 1995, the Company purchased 250,000 shares of common stock (approximately 3%) of ViewCall Europe PLC ("VCE"), a publicly traded company based in the United Kingdom, for $1 per share. The Company accounted for this investment under the cost method and recorded an investment of $250,000 in the accompanying consolidated balance sheet at December 31, 1996. VCE developed a low-cost television set top box ("STB") that provides users with direct access to the Internet through a television and ordinary telephone line. In connection with the investment in VCE, the Company obtained a six-month exclusive license and an option to acquire a permanent license from VCE and Walzer Corporation ("Walzer"), a British Virgin Islands corporation related by common ownership to VCE, to distribute the STBs in North America.

     In June 1996, the Company incorporated VCA as a wholly owned subsidiary to exercise the option to acquire the permanent exclusive license noted above. In connection with the organization of VCA and the exercise of the permanent exclusive license, the Company contributed $5,000,000 to VCA, inclusive of the investment to date in the STB. VCA then issued to Walzer 1,000,000 shares of its common stock, valued at $700,000 and representing 16.9% of the outstanding common stock to exercise the option for the permanent exclusive license and acquired rights to the STB. The value associated with the VCA technology acquired of $700,000 was included in goodwill and intangible assets in the accompanying consolidated balance sheet at December 31, 1996. VCA's principal operations included developing and providing services and products that are designed for delivering on-line services and access to the Internet for display on the television in the United States. The Company consolidated the operations of VCA, as the Company owned 83.1% of VCA common stock. No minority interest is accounted for as VCA had significant losses during 1996.

     Also in June 1996, VCA and Walzer organized ViewCall South America, Inc., a Georgia corporation ("VCSA"), of which 51% of the common stock was owned by VCA and the remaining stock was owned by Walzer. VCSA's principal operations included developing and providing services and products that are designed for delivering on-line services and access to the Internet for display on television using the VCA technology in South America. VCSA was consolidated with VCA for presentation purposes and a minority interest was recorded for the amount of the original investment owned by the minority holders. The minority holders' portion of the net loss in VCSA for the year ended December 31, 1996 was approximately $122,500. VCSA paid $250,000 to Walzer for the exclusive rights and recorded this amount in goodwill and intangible assets in the accompanying consolidated balance sheet at December 31, 1996.

     In December 1996, VCA, along with MTS Advanced, Inc. ("MTS"), an unrelated entity entered into an agreement to form ViewCall Canada, Inc. ("VCC"), a Canadian corporation. VCC was formed to operate the On-TVtrademark service in Canada. VCA contributed $1,529 for a 20% ownership in VCC. VCA accounted for this investment under the equity method and recorded $1,529 in the accompanying consolidated balance sheet at December 31, 1996.

     As of December 31, 1997 and 1996, the revenue from the operations of VCA, VCSA, and VCC were not material. The majority of operations entailed research and development expenses of the technology associated with television Internet access.

     SALE OF ASSETS OF VCA AND RELATED ENTITIES

     On May 9, 1997, NetChannel, a privately held company, purchased from the Company substantially all of the assets and assumed most of the liabilities of VCA in exchange for 555,556 shares of NetChannel convertible preferred stock. In addition, NetChannel issued 3,144,280 shares of convertible preferred stock to the Company (approximately 10%) in consideration of advances made by the Company to VCA and all liens over VCA assets possessed by the Company. The investment of approximately $180,189 in NetChannel is recorded at cost in the accompanying consolidated balance sheet at December 31, 1997. In connection with the sale of VCA, Colorocs also removed the values assigned to the Company's investments in VCSA, VCE, and VCC, as the future realizability of these investments had been impaired.

     SALE OF ASSETS OF COPIER BUSINESS

     On May 1, 1997, the Company sold to SC Distributions, Inc. ("SC"), a privately held company, substantially all of the assets of its color copying and printing business in exchange for the assumption of certain liabilities as well as a portion of the revenues from the future sale of previously purchased color printers. The transaction resulted in an immaterial gain recorded in the accompanying consolidated statement of operations for the year ended December 31, 1997.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary and two majority-owned subsidiaries for the period ended December 31, 1996, and the accounts of the Company and its wholly owned subsidiary for the period ended December 31, 1997 and two majority-owned subsidiaries for the period from January 1, 1997 to May 9, 1997. All significant intercompany accounts and transactions have been eliminated.

     ACCOUNTING FOR INVESTMENTS AND MINORITY INTEREST

     The Company consolidated the operations of VCA and VCSA for the period ended December 31, 1996 and for the period from January 1, 1997 to May 9, 1997. The minority interest included in the accompanying consolidated balance sheet at December 31, 1996 represents the minority interest in the intangible assets at VCSA. The minority interest in the accompanying consolidated statement of operations for the year ended December 31, 1996 of $822,500 represents the minority holders' share of the net loss of VCA up to the original investment of the minority holder. Any additional losses of the minority holder above the original investment were included in the net loss of the consolidated company.

     REVENUE RECOGNITION

     COPS records the revenue from the sales of software in accordance with the AICPA Statement of Position 91-1 on software revenue recognition. Revenue from software licenses is recognized upon delivery if no significant vendor obligations exist. Prior to thesale to SC in 1997 as noted above, revenue from Colorocs' product sales was recognized at the time the product was shipped. Revenue from servicing Colorocs' copiers was recognized as the services were performed. Revenue realized by Colorocs from license agreements is recognized when the agreement is consummated and is included in other income in the accompanying consolidated statements of operations. VCA, VCSA, and VCC had no significant revenue for the year ended December 31, 1997 or 1996.

     CASH AND CASH EQUIVALENTS

     The Company considers cash on deposit and investments with an original maturity of three months or less to be cash equivalents.

     SHORT-TERM INVESTMENTS

     Short-term investments consist primarily of U.S. Treasury obligations and certificates of deposit with original maturities at the date of purchase beyond 3 months and less than 12 months. Such short-term investments are carried at cost, which approximates fair value.

     RECEIVABLES

     Receivables at December 31, 1997 and 1996 consist of the following:

                                                  1997         1996
        Trade accounts receivable               $ 79,303    $ 188,052
        Notes receivable                               0      157,325
        Employee receivables                           0       19,500
        License and other receivables            750,084      251,216
                                                --------    ---------
                                                 829,387      616,093
        Less allowance for doubtful accounts           0     (141,033)
                                                --------    ---------
                                                $829,387    $ 475,060
                                                ========    =========

     The Company periodically evaluates the requirement for providing for credit losses on its accounts receivable. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, prior payment performance, and the age of the receivable.

     INVENTORIES

     Inventories consisted of consumable supplies and repair parts of the copier business sold to SC in 1997. Inventories were valued using the first-in, first-out method. The majority of the inventory at December 31, 1996 consisted of finished goods for resale or use in the consumables service business of Colorocs.

     PROPERTY AND EQUIPMENT

     The Company's property and equipment are mainly comprised of office equipment, furniture, and leasehold improvements. The useful lives of this property and equipment are between one and seven years.

     GOODWILL AND INTANGIBLE ASSETS

     Goodwill of approximately $107,000 and $142,000 for the purchase of COPS are included at December 31, 1997 and 1996, respectively, and is being amortized over a five year period. Goodwill and intangible assets at December 31, 1996 also include the value assigned to the exclusive rights to the STB from VCSA of $250,000 and the value assigned to the exclusive rights for the STB from Walzer, a related party, of $700,000, all of which were removed as discussed above as a result of the sale of the assets of VCA.

     OTHER ASSETS

     Other assets at December 31, 1996 consist primarily of a prepaid license fee of approximately $161,000 paid by VCA to Acorn
     Computers Limited ("Acorn"), an unrelated entity, for the use of Acorn's operating system in the VCA STB. The remaining balance at May 9, 1997 was removed in the sale of VCA.

     INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. A valuation allowance is recorded when it appears it is more likely than not that some or all of deferred tax assets will not be realized.

     ACCRUED LIABILITIES

     Accounts payable and accrued liabilities at December 31, 1997 and 1996 consist of the following:


                                               1997          1996
         Trade accounts payable            $  890,929     $2,339,128
         Accrued liabilities                  340,717         39,987
         Accrued bonus                              0        111,109
         Accrued taxes, legal and
           professional                        25,000         99,000
                                           ----------     ----------
                                           $1,256,646     $2,589,224
                                           ----------     ----------


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

     BASIC AND DILUTED EARNINGS PER SHARE

     The computation of basic and diluted earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Common equivalent shares were antidilutive for 1997 and 1996 and therefore not reflected.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is designed to improve the reporting of changes in equity from period to period. The Company will adopt SFAS No. 130 effective with its fiscal year ending December 31, 1998. Management does not expect SFAS No. 130 to have a significant impact on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that an enterprise disclose certain information about operating segments. The Company will adopt SFAS No. 131 effective with its fiscal year ending December 31, 1998. The Company does not expect that SFAS No. 131 will require significant revision of prior disclosures.

     The American Institute of Certified Public Accountants has issued SOP 97-2, "Software Revenue Recognition." This SOP is effective for the Company for transactions entered into after December 31, 1997. The Company will adopt the SOP in the first quarter of 1998. The adoption of the standard is not expected to have a significant impact on the Company's financial statements.

2.   SHORT-TERM BORROWINGS

     Prior to the sale of VCA, VCA had a $1,500,000 line of credit from a bank, which bore interest at the prime rate. The line of credit expired on May 23, 1997. The outstanding balance of the line at December 31, 1996 was $712,500. Upon the sale of VCA on May 9, 1997, the outstanding balance on the line of $1,500,000 was transferred to a new line of credit under Colorocs' control. The new line of credit bears interest at the prime rate (8.50% at December 31, 1997). The line of credit expires on May 31, 1998. The outstanding balance of the line at December 31, 1997 is $1,505,717. The line of credit is guaranteed and 100% collateralized by the chairman of the board of directors of Colorocs for up to $1,505,717. Subsequent to year-end, the Company repaid $500,000 of the line of credit.

     On November 11, 1996, the Company borrowed $500,000 from the chairman of the board of directors. The note was due on May 12, 1997 and bore interest of prime plus 2% (10.25% as of December 31, 1996) and was collateralized by all of the assets of the Company. The Company paid interest to the director in connection with this loan of approximately $43,000 and $4,000 in 1997 and 1996, respectively. The principle amount of the loan was repaid to the director in July 1997. Prior to the sale of VCA, VCA received bridge financing in the amount of $940,000 from NetChannel. The bridge financing carried no collateral, was due August 31, 1997, and carried an interest rate of 8%. VCA also received approximately $250,000 from an additional third party manufacturer as a bridge loan. This bridge loan was due May 27, 1997, carried an interest rate of 8%, and was collateralized by all of the accounts receivable of VCA. These amounts are reflected as current notes payable in the accompanying balance sheet at December 31, 1997.

3.   LICENSING AGREEMENTS

     Prior to the sale of VCA, VCA entered into a technology licensing agreement with VCC, a related entity, in December 1996, which allowed VCC to use VCA's On-TVtrademark. This agreement had an original term of three years and was renewable upon agreement by both parties. The Company recorded approximately $433,000 in license revenue in the accompanying consolidated statements of operations for the year ended December 31, 1996. No such revenue was recorded in 1997.

     In November 1996, VCA entered into an agreement with Boca Research, Inc. ("Boca"), an unrelated entity, to license the STB reference design to Boca. Boca agreed to pay $500,000 for this license. As of December 31, 1996 Boca had paid $250,000 of this amount and the Company recognized this amount as license revenue in the accompanying consolidated statement of operations for the year ended December 31, 1996. The Company deferred the remaining $250,000 and included this amount as current deferred income in the accompanying consolidated balance sheet at December 31, 1996. Boca was required to pay the remaining amount by August 1997; however, the payment was never made. The deferred revenue was removed upon the sale of VCA.

     The Company has entered into certain licensing agreements to use the Colorocs' patented double transfer, single pass to paper color imaging system. In 1997, the Company licensed its patent for $1,500,000 and recorded this amount in other income in the accompanying statement of operations for the year ended December 31, 1997. The Company received 50% of the license fee upon signing of the agreements and received the remainder subsequent to December 31, 1997. The Company sold no such licenses in 1996. The Company has deferred approximately $875,000 at December 31, 1997 and 1996 of income under certain license agreements entered into in 1995. The deferred license fee was not sold to SC as part of the sale of the color copying business. Upon signing the agreement, the remainder was paid subsequent to year end.

4.   JOINT VENTURE

     Prior to the sale of VCA, VCA and VCE formed a 50/50 joint venture, ViewCall Technology, Inc. ("VCT"), in June of 1996, to develop the browser technology that VCA would use in its STB reference design. VCA, VCE, and Walzer transferred all their rights to the browser technology to VCT. VCA invested $1,000,000 during 1996 for the development and implementation of the technology. VCT granted a royalty-free perpetual exclusive license for North America to VCA and granted a royalty-free perpetual exclusive license for Europe to VCE and also granted a license to the rest of the world to Walzer upon payment of certain royalties, as defined. The investment of $1,000,000 was included in the 1996 research and development expense in the accompanying consolidated statement of operations. VCT had no operations for the years ended December 31, 1996 and 1997.

5.   INCOME TAXES

     There were no provisions for or benefits from income taxes for the years ended December 31, 1997 and 1996 as a result of the establishment of a valuation allowance.

     At December 31, 1997 and 1996, the Company had net operating loss carryforwards and research and development tax credit carryforwards for federal income tax purposes of approximately $23,066,000 and $20,126,000 and $393,000 and $403,000,
     respectively, which are available to offset future taxable income, if any, through 2009. The Company has approximately $47,000 in foreign tax credit carryforwards, which expire in 1999. If there is a change in ownership of greater than 50% of the outstanding shares of the Company's capital stock, as defined, the Company's ability to utilize its net operating losses will be subject to the limitations imposed by Internal Revenue Code Section 382. These limitations could significantly affect the Company's utilization of those losses.

     The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 1997 and 1996 is as follows:

                                                                                  1997                         1996
        Deferred tax assets:
              Inventory reserves                                              $         0                  $    97,000
              Research and development credit carryforward                        393,000                      403,000
              Net operating loss carryforwards                                  8,765,000                    7,648,000
              Foreign tax credit carryforwards                                     47,000                       47,000
              Other asset basis differences:
                   Deferred licensing income                                      333,000                      333,000
                   Patents                                                              0                       67,000
                   Other, net                                                      71,000                      103,000
              Gross deferred tax assets                                         9,609,000                    8,698,000
              Deferred tax liabilities:
                   Depreciation                                                   (12,000)                     (21,000)
                   Stock Options                                                 (180,000)                           0
                                                                              -----------                  -----------
              Total deferred tax assets                                         9,417,000                    8,677,000
              Valuation allowance                                              (9,417,000)                  (8,677,000)
                                                                              -----------                  -----------
              Net deferred tax assets                                         $         0                  $         0
                                                                              ===========                  ===========

     The change in valuation allowance for deferred tax assets for the years ended December 31, 1997 and 1996 was as follows:

                                                1997        1996
        Balance, beginning of year          $8,677,000   $7,350,000
        Increase in valuation allowance        740,000    1,327,000
                                            -----------   ----------
                                            $9,417,000   $8,677,000
                                            ==========   ==========

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

6.   COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company is obligated under a noncancellable lease agreement for its corporate office space. In addition, the Company leases office equipment at its corporate office under noncancellable lease agreements expiring in May 1999. Following is a schedule of future minimum payments under the agreements:

          1998                                              $56,000
          1999                                               21,000
                                                            -------
                                                            $77,000
                                                            =======

     In addition to the above commitments, VCA was given a notice of default in relation to an operating lease agreement for the lease of certain space. The lease agreement requires lease payments of approximately $18,000 per month for a term of three years with a total commitment of approximately $640,000. The Company has not entered the space, has not paid any amounts under the lease for 1997. The Company and the lessor are in negotiations to settle the lease. The Company has accrued at December 31, 1997, an amount which represents management's estimate of the exposure under the lease agreement that will be required to settle the disputed lease.

     Rent expense for the year ended December 31, 1997 and 1996 was $124,955 and $85,708, respectively.

     LITIGATION

     The Company is subject to legal proceedings and claims which have arisen in the normal course of business. In the opinion of management, the amount of potential liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

7.   LONG-TERM INVESTMENTS

     During 1995, the Company purchased 250,000 shares of common stock at $1 per share or approximately 3% of VCE. VCE developed and marketed a low-cost television set top box that provides users with direct access to the Internet through a television and an ordinary telephone line. In connection with its investment in VCE, the Company obtained a six-month exclusive license and an option to acquire a permanent exclusive license to distribute the STB in North America and Mexico. This investment was included in the accompanying consolidated balance sheet as of December 31, 1996. As a result of the sale of the assets of VCA, the long-term investment was removed.

8.   SHAREHOLDERS' EQUITY

     In 1996, the Company paid $13,273 to repurchase certain fractional shares as a result of a 1-for-20 reverse stock split in April 1995.

     In 1996, an executive of the Company sold Colorocs common stock prior to holding the stock for six months. The profit of $5,750 on that sale was paid to the Company by the executive.

     WARRANTS

     During 1996 and the period from January 1, 1997 to May 9, 1997, VCA issued certain warrants to purchase shares of VCA common stock. All outstanding warrants at May 9, 1997 were cancelled with the sale of VCA.

     During 1997, Colorocs issued warrants to purchase 225,000 shares of common stock of Colorocs at an exercise price of $.25 per share to the chairman of the board of Colorocs in consideration of canceling his lien on the assets of VCA in favor of NetChannel, allowing the sale of VCA to occur. These warrants expire May 8, 2002 and were fully vested at December 31, 1997. The Company recorded the value of these warrants of $100,000 in the accompanying statement of stockholder's equity.

9.   STOCK OPTIONS

     During 1994, the Company adopted the 1994 Director Stock Option Plan, ("Colorocs Director Plan") which provides for the issuance of up to 156,250 shares of the Company's common stock, and the 1994 Employee Stock Option Plan, ("Colorocs Employee Plan") which, as amended in 1995, provides for the issuance of up to 62,500 shares of Colorocs' common stock. During 1996, VCA adopted the ViewCall America, Inc. 1996 Long-Term Incentive Plan (the "1996 VCA Plan"), which provides for the issuance of options for up to 2,500,000 stock options for common stock of VCA, stock appreciation rights, restricted stock awards, performance share awards, dividend equivalent awards, or other stock-based award issued under this plan. The options in the 1996 VCA Plan were cancelled with the sale of VCA. A summary of the stock option activity under all plans is as follows:

     COLOROCS DIRECTOR AND EMPLOYEE PLANS


                                                                                                         WEIGHTED
                                                                                                          AVERAGE
                                                                                                         EXERCISE
                                                                       SHARES          PRICE RANGE         PRICE

          Outstanding at December 31, 1995                             269,275         $1.95-$3.32          $1.31
                  Granted in 1996                                       58,846         $5.20-$7.75           6.50
                  Exercised in 1996                                    (40,150)        $0.95-$3.32           1.19
                  Canceled in 1996                                     (25,025)        $3.32-$7.75           7.57
                                                                       -------
          Outstanding at December 31, 1996                             262,946         $0.95-$7.75           1.89
                  Granted in 1997                                       50,000               $2.88           2.88
                  Exercised in 1997                                    (43,250)        $0.95-$1.75           1.18
                                                                       -------
          Outstanding at December 31, 1997                             269,696         $0.95-$7.75           2.19

          Vested and exercisable options at December 31, 1997          249,696         $0.95-$7.75           2.14
                                                                       =======

          Vested and exercisable options at December 31, 1996          227,789         $0.95-$7.75           1.92
                                                                       =======

          Options available for future grants at December 31,1997       32,329
                                                                       =======

     1996 VCA PLAN


                                                                                                         WEIGHTED
                                                                                                          AVERAGE
                                                                                                         EXERCISE
                                                                         SHARES          PRICE RANGE       PRICE
          Outstanding at December 31, 1995                                    0              $0.00          $.00
                  Granted in 1996                                     2,210,225        $0.70-$4.00          $.77
                  Exercised in 1996                                           0              $0.00          $.00
                  Canceled in 1996                                            0              $0.00          $.00
                                                                      ---------
          Outstanding at December 31, 1996                            2,210,225        $0.70-$4.00          $.77
                  Granted in 1997                                             0              $0.00          $.00
                  Exercised in 1997                                           0              $0.00          $.00
                  Canceled in 1997                                            0              $0.00          $.00
                  Canceled in sale of VCA                             2,210,225        $0.70-$4.00          $.77
                                                                      ---------
          Outstanding at December 31, 1997                                    0
                                                                      =========

     The following table summarizes the range of exercise price, weighted average exercise price and weighted average contractual lives for options outstanding at December 31, 1997:

                                                                         WEIGHTED                  WEIGHTED
                  RANGE OF                                               AVERAGE                   AVERAGE
                  EXERCISE                      NUMBER                   EXERCISE                 REMAINING
                   PRICE                      OF SHARES                   PRICE                CONTRACTUAL LIFE
                 $0.95-$1.75                     183,250                    $1.34                   1.96 years
                 $2.88-$3.32                      51,600                    $2.89                   3.05 years
                 $5.20-$7.75                      34,846                    $5.64                   3.65 years
                                                 269,696

     All options granted under the Colorocs director and employee plans in 1997 and 1996 were granted at fair market value on the date of grant. All VCA options granted during 1996 had a fair market value of $0.70 per share.

     During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation cost of those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income (loss) and, if presented, earnings (loss) per share, as if the fair value-based method of accounting defined in the statement had been applied.

     The Company has elected to account for the Colorocs Director Plan, the Colorocs Employee Plan, and the 1996 VCA Plan under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1995, 1996, and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions used for grants in 1997 and 1996:

                                             1997             1996
          Risk-free interest rate              6.62%       5.37-7.00%
          Expected dividend yield                 0                0
          Expected lives                    6 YEARS          6 years
          Expected volatility                    64%              64%

     The total value of the options granted during the years ended December 31, 1997 and 1996 were computed as approximately $695,000 and $277,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net loss and pro forma basic and diluted net loss per share for the years ended December 31, 1997 and 1996 would have changed to the following pro forma amounts (in thousands):


                                                      1997     1996
     Net loss:
        As reported in the financial statements      $2,467   $7,160
        Pro forma in accordance with SFAS No. 123     3,143    7,437
     Basic and diluted net loss per share:
        As reported in the financial statements        1.12     3.51
        Pro forma in accordance with SFAS No. 123      1.49     3.64

     As noted above, the 1996 VCA Plan provides for the issuance of stock appreciation rights, performance share awards, dividend equivalent awards, or other stock based awards. No such awards were issued in 1996 or 1997.

10.  RELATED-PARTY TRANSACTIONS

     Colorocs has a consulting agreement with the chief executive officer and chairman of the board of Colorocs. Colorocs paid approximately $154,000 and $200,000 in consulting fees to the director for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997, $37,500 of the consulting fees had not been paid and is accrued for in the accompanying consolidated balance sheet.

     In connection with the sale of VCA in 1997, the Company received legal assistance from a relative of a director of the Company. Fees for the professional services of $110,000 were paid in 1997 and they represent the fair value of the services provided.

     As noted in Note 2, Colorocs and certain shareholders of the Company entered into agreements to guarantee VCA debt in 1996, prior to the sale of VCA, subject to certain conditions. In connection therewith, VCA granted warrants to purchase shares of VCA common stock (Note 8). The warrants granted to the chief executive officer and chairman of the board of directors in relation to this guarantee were cancelled on May 8, 1997, and the debt was transferred to Colorocs. Colorocs granted warrants to purchase Colorocs common stock (Note 8) as consideration for the cancellation of the lien on VCA assets discussed above and the chief executive officer and chairman of the board guaranteed the debt transferred to Colorocs.

     As discussed in Note 2, in 1996 the Company borrowed $500,000 from the chief executive officer and chairman of the board of directors, a related party. The note was collateralized by all of the assets of the Company and its subsidiaries. During 1997 and 1996, the Company paid approximately $32,000 and $4,000, respectively, in interest to the chairman of the board of directors in connection with this note payable. The principle of the note was paid to the chairman of the board in July 1997.

     Reference is herein made to Notes 1, 4, and 8 for transactions related to the Company, VCA, VCSA, VCC, VCT, VCE and the related ownership and accounting for each.

11.  CONCENTRATION OF CREDIT RISK AND SUPPLY OF INVENTORY

     In connection with an agreement with Sharp Corporation ("Sharp"), the Company is repurchasing 54,082 shares of Colorocs common stock issued to Sharp as a result of the Company's bankruptcy proceedings for a sum of approximately $200,000 unless the agreement is previously terminated by either party. According to the agreement, the full sum of money must be paid before the shares are returned. The Company has paid approximately $125,000 to Sharp for these shares as of December 31, 1997. This amount is included in prepaid expenses in the accompanying consolidated balance sheets.

     VCA sold two technology license agreements to VCC and Boca in 1996 for approximately $933,000 and recognized approximately $683,000 as license revenue in the accompanying statements of operations for the year ended December 31, 1996. At December 31, 1996, the Company had receivables of $250,000 related to these license agreements included in the accompanying consolidated balance sheet. The Company sold several technology licenses relating to or useful for the manufacture of, electrophotographic printers to Mitsubishi Electric Corporation in 1997 for approximately $1,500,000 and recognized the total amount as other income in the accompanying consolidated statement of operations for the year ended December 31, 1997. At December 31, 1997, the Company had receivables of $750,000 related to these license agreements included in the accompanying consolidated balance sheet. No other customer accounted for more than 10% of income in 1997 or 1996.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest was $154,459 and $8,679 for the years ended December 31, 1997 and 1996, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                              PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by Item 401 of Regulation S-B regarding the directors of the Company is set forth under the caption "Proposal 1 - Election of Directors - Nominees" in the Company's Proxy
Statement for the 1998 Annual Meeting of Shareholders to be held on May 29, 1998. Such information is incorporated herein by reference. Information required by Item 401 of Regulation S-B regarding the executive officers of the Company is set forth below. Information required by Item 405 of Regulation S-B regarding compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by the Company's directors and executive officers and beneficial owners of more than ten percent of the Company's
Common Stock is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement referred to above. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

RUDOLPH P. RUSSO, AGE 68, CHAIRMAN OF THE BOARD AND CHIEF
EXECUTIVE OFFICER. Mr. Russo, age 68, has served as Chairman of the Board of the Company since 1994 and as Chief Executive Officer of the Company since March 1995. He served as Co-Chairman of the Board from December 1993, when he was first elected as a director, to 1994. Mr. Russo has been in private practice as an attorney in Poughkeepsie, New York since 1957.

ALAN B. CATHERALL, AGE 43, CHIEF FINANCIAL OFFICER. Mr. Catherall has served as Chief Financial Officer on a part-time basis since joining the Company in August 1997. Mr. Catherall has been a partner in Tatum CFO since April 1996. Tatum provides an alternative means of fulfilling the role of Chief Financial Officer. From 1995 to 1996, Mr. Catherall served as the Chief Financial Officer of Syncordia Services, a joint venture company between MCI Communications Corporation ("MCI") and BT plc ("British Telecommunications") . Mr. Catherall joined MCI in 1982 in Washington, DC and moved to Atlanta, Georgia in 1992 as Vice President of Finance of the Business Markets Division of MCI. Prior to MCI, Mr. Catherall worked in public accounting in the United Kingdom.


ITEM 10. EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is set forth under the captions "Proposal 1 - Election of Directors - Director Compensation" and "Executive Compensation" in the Proxy Statement referred to in Item 9 above. Such information is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information required by this item regarding ownership of the Company's Common Stock by certain persons is set forth under the captions "Voting - Principal Shareholders" and "Proposal 1 - Election of Directors - Nominees" in the Proxy Statement referred to in Item 9 above. Such information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item regarding certain relationships and transactions between the Company and certain of its affiliates is set forth under the captions "Executive Compensation" and "Certain Transactions" in the Proxy Statement referred to in Item 9 above. Such information is incorporated herein by reference.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. The Company will furnish any exhibit upon request to the Controller, Colorocs Information Technologies, Inc., 5600 Oakbrook Parkway, Suite 240, Norcross, GA 30093-1843, (770) 447-3570. There is a charge of $0.50 per page to cover expenses of copying and mailing. See the Index of Exhibits included with the exhibits filed as part of this report.

     2.1 Plan of Reorganization, as amended and restated on March 17, 1993, and as modified by Modification filed on June 2, 1993 (Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 30, 1991)

     2.2 Asset Acquisition Agreement, dated April 26, 1997, between NetChannel Inc., ViewCall America, Inc., the Company and Rudolph P. Russo (Exhibit 2 to the Company's Current Report on Form 8-K dated May 24, 1997)

     2.3 Agreement of Sale, dated May 1, 1997, among the Company, SC Distribution, Inc., d/b/a Colorocs Sales and Service, and with respect to Section 4 of the Agreement, Sharon Conte - filed herewith

     3(i) Articles of Incorporation of the Company, as amended through December 21, 1995 (Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)
          (a) Articles of Amendment to the Articles of Incorporation effective as of May 9, 1995
          (b) Articles of Amendment to the Articles of Incorporation effective as of December 13, 1995

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

     10.2 Lease Agreement by and between The Northwestern Mutual Life Insurance Company and VCA dated October 21, 1996 (Exhibit
          10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)

     10.3 Spare Parts and Consumables (Partscon) Agreement dated
          October 1, 1994 between the Company and Sharp Corporation (Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994)

     10.4 Asset Purchase Agreement among the Company, Guy Mariande and CoOperative Printing Solutions, Inc. dated December 5, 1995 (Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

    10.5  Management Compensation Agreements:
          (a) 1994 Employee Stock Option Plan (Exhibit 10.6(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)
          (b) 1994 Director Stock Option Plan (Exhibit 10.6(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)
          (c) Employment Agreement, as amended, between the Company and Alan B. McKeon dated April 4, 1995 (Exhibit 10.6(c) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

     10.6 Debt guarantee agreements:
          (a) Agreement dated June 7, 1996 between VCA and Rudolph P. Russo (Exhibit 10.6(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
          (b) Agreement dated June 7, 1996 between VCA and Colorocs Information Technologies, Inc. (Exhibit 10.6(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)

     10.7 Warrant agreements:
          (a) Agreement dated June 7, 1996 between VCA and Rudolph P. Russo (Exhibit 10.7(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
          (b) Agreement dated June 7, 1996 between VCA and Colorocs Information Technologies, Inc. (Exhibit 10.7(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
     (c) Agreement dated July 15, 1997 between the Company and Rudolph P. Russo - filed herewith.

     10.8 Warrants:
          (a) Warrant dated January 16, 1997 for the purchase of VCA Common stock by Rudolph P. Russo (Exhibit 10.8(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
          (b) Warrant dated April 2, 1997 for the purchase of VCA Common stock by Rudolph P. Russo (Exhibit 10.8(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
          (c) Warrant dated April 2, 1997 for the purchase of VCA Common stock by Colorocs Information Technologies, Inc. (Exhibit 10.8(c) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
          (d) Warrant dated July 15, 1997 for the purchase of the Company's Common stock by Rudolph P. Russo - filed herewith

     10.9 Indemnification and Escrow Agreement among the Company,
          ViewCall America, Inc. and NetChannel, Inc. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 24, 1997)

     21   Subsidiaries of the Issuer (Exhibit 21 to the Company's
          Annual Report on Form 10-KSB for the year ended December 31,
          1996)

     23   Consent of Independent Accountants - filed herewith

     27   Financial Data Schedule, December 31, 1997 - filed herewith

     27.1 Financial Data Schedule, December 31, 1996 - filed herewith

(b)  Reports on Form 8-K
     (a) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated December 1, 1997 which reported, pursuant to Item 7, certain unaudited pro-forma financial information regarding the disposition of substantially all the assets and liabilities of the VCA business and the color copying and printing business.

                             SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1998.

                            Colorocs Information Technologies, Inc.




                            By:/s/ Rudolph P. Russo
                               Rudolph P. Russo
                               Chairman of the Board and
                               Chief Executive Officer
                               (Principal Executive Officer)



                            By:/s/ Alan B. Catherall
                               Alan B. Catherall
                               Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)

In accordance with the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on March 25, 1998.

SIGNATURES




/s/ Rudolph P. Russo                    /s/Alan B. McKeon
Rudolph P. Russo, Chairman of the          Alan B. McKeon, Director
Board and Chief Executive Officer




/s/ Nicholas M. Russo                   /s/Joseph E. Wallace
Nicholas M. Russo, Director                Joseph E. Wallace, Director

                             EXHIBIT 2.3


                          AGREEMENT OF SALE


     THIS AGREEMENT is entered into this___ day of June, 1997, effective as of May 1, 1997, among COLOROCS INFORMATION TECHNOLOGIES, INC., a Georgia corporation, with its principal office located at 5600 Oakbrook Parkway, Suite 240, Norcross, GA, 30093-1843 ("Colorocs"), SC DISTRIBUTION, INC., d/b/a Colorocs Sales and Service, a Georgia corporation, with its principal office located at 5600 Oakbrook Parkway, Suite 260, Norcross, Georgia 30093-1843 ("SCD"), and with respect to the provisions of Section 4 of this agreement, SHARON CONTE, an individual resident of Georgia ("Conte").


     WHEREAS, Colorocs is engaged in the business of selling and servicing color copiers and printers together with the sale of parts and consumables relating thereto (the "Business"); and,


     WHEREAS, Colorocs is desirous of selling the Business to SCD and SCD is desirous of purchasing said Business from Colorocs.


     NOW THEREFORE, in consideration of the mutual covenants and conditions contained herein, the parties hereto agree as follows:


     1.   AGREEMENT TO SELL.

          Colorocs agrees to transfer and deliver the following assets and grant the following rights to SCD upon the terms and conditions hereinafter set forth;

          a) The assets of the Business, including the entire inventory of copiers and printers, together with all related parts and consumables presently in the possession of Colorocs and listed on the attached Appendix "A";

          b) The use of the furniture, fixtures and leasehold improvements, set forth on Appendix "A" attached hereto, of the office and warehouse space located at 5600 Oakbrook Parkway, Suite 260, Norcross, Georgia, to be subleased from Colorocs to SCD, together with a right of first refusal to purchase said furniture, fixtures and leasehold improvements if Colorocs decides to sell such assets;

          c) The right and license to use the name "Colorocs", but only in connection with the operation of the Business being sold to SCD for so long as SCD operates the Business and for no other purpose;

          d) The right to use the telephone number 1-800-242-2579, together with the right to use the telephone number 770-447-3570;

          e)   The good will of the business; and

          f) The right to use accounting and shipping software, currently owned and used by Colorocs, until at least December 31, 1997, together with a right of first refusal to purchase the accounting and shipping software if Colorocs moves its remaining business from the address listed in the preamble to this agreement. The right to use such software shall include the right use all related manuals and documentation. If Colorocs ceases to use the accounting and shipping software and there is no outstanding offer in writing from a third party to purchase the software, SCD shall be allowed to purchase the software from Colorocs for $1.00.

     2.   PURCHASE PRICE.

          As consideration (the "Purchase Price") for the assets transferred and the rights granted to SCD under Section 1 above, SCD shall assume certain liabilities of Colorocs and make certain payments to Colorocs as follows:

          a) SCD shall assume and agree to pay and/or resolve those accounts payable of Colorocs, in the approximate sum of $156,000.00, as more fully set forth on "Appendix B" attached hereto, and SCD shall not assume any other liabilities or obligations of Colorocs, whether trade, tax or other, except as set forth in this Section 2(a);
          b) SCD shall pay to Colorocs 50% of all revenues received from the sale of six (6) new Colorocs color printers, (Model No. CP4007), net of shipping expenses, consumables and the manufacturer's 12.5% surcharge; and
          c) For the right to use the telephone number 1-800-242-2579, SCD shall pay all charges beginning on the date that the telephone system is moved to SCD's principal office. For the right to use the telephone number 770-447-3570, SCD shall pay to Colorocs 50% of all monthly basic charges and for all long distance calls made by SCD.

     3.   ACCOUNTS RECEIVABLE.

          Colorocs agrees to assign to SCD all of the Colorocs accounts receivable in the approximate sum of $70,783.97, as the same are more fully set forth on "Appendix C" attached hereto.


     4.   SECURITY FOR PAYMENT OF ACCOUNTS PAYABLE.

          In order to secure payment of the accounts payable by SCD, Conte agrees as follows:

          a) Conte shall pledge to Colorocs 8,500 shares of the common stock of Colorocs presently owned by Conte and held in street name by Charles Schwabe & Co, Inc. ("Schwabe"). Conte shall deliver a letter to Schwabe, in form satisfactory to Colorocs, stating that the shares are subject to a security interest held by Colorocs and that such shares may not be sold or otherwise transferred without the written consent of an officer of Colorocs. Such shares shall be held for the benefit of Colorocs until such time as the aforesaid accounts payable are paid in full at which time Colorocs shall notify Schwabe in writing of the release of its security interest. In the event SCD fails to pay such accounts payable by May 1, 2002, then Colorocs shall direct Schwabe to liquidate or transfer to Colorocs that number of shares the value of which is equal to the amount of the accounts payable remaining unpaid, and Colorocs shall direct Schwabe to immediately release to Conte the shares in excess of the amount needed to satisfy the unpaid accounts payable.

          b) Conte shall, with the consent of Colorocs, which consent shall not be unreasonably withheld, have the right to substitute other collateral of equal value for the Colorocs shares. If such collateral is substituted, Colorocs shall notify Schwabe of the substitution and direct the release of its security interest in the Colorocs shares.

          c) At least semi-annually during the period when the accounts payable remain unpaid, Conte and Colorocs shall determine the value of the Colorocs shares or collateral substituted for the Colorocs shares. Upon the determination of the value of the shares or collateral, the parties shall determine the value of the accounts payable remaining unpaid. Colorocs hereby agrees to release its security interest in the shares or substitute collateral the value of which is in excess of the accounts payable then outstanding. Conte and Colorocs agree that the current value of the Colorocs shares is $25,000.00.

          d) Conte agrees to execute and deliver to Colorocs a financing statement in suitable form under the Uniform Commercial Code for recording in the Gwinnett County Clerk's Office so as to grant Colorocs a first lien on all of the assets of the Business, including, but not limited to, the inventory being transferred hereunder. Such financing statement shall be terminated upon payment of the accounts payable.

          e) Conte hereby personally guarantees the payment of the accounts payable assumed by SCD and listed on the attached Appendix "B".


     5.   SALES TAX.

          If any sales tax becomes due or payable at or subsequent to the closing in connection with the transfer of the assets of the Business pursuant to this agreement, SCD agrees to pay the same and shall indemnify and hold Colorocs harmless from and against any and all liability in connection therewith. This provision shall survive closing.


     6.   WAIVER OF BULK TRANSFER REQUIREMENTS.

          The parties waive compliance with the bulk transfer provisions of the Georgia Code which may be applicable to this transaction, and Colorocs agrees to indemnify SCD against all claims made by the creditors of Colorocs for failure to comply.


     7.   REPRESENTATIONS OF COLOROCS.

     a) Colorocs represents that the sale contemplated hereunder does not involve all or substantially all of the assets of Colorocs;

     b) Colorocs is a corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation.

     c) Colorocs has full power and authority (including full corporate power and authority) to execute and deliver this agreement and to perform its obligations hereunder. Without limiting the generality of the foregoing, the board of directors of Colorocs has duly authorized the execution, delivery, and performance of this Agreement by Colorocs. This agreement constitutes the valid and legally binding obligation of Colorocs, enforceable in accordance with its terms and conditions.

     d) Neither the execution and the delivery of this agreement, nor the consummation of the transactions contemplated hereby, will (i) violate any statute, regulation, order, decree, ruling, or other restriction of any government, governmental agency, or court to which Colorocs is subject, or (ii) conflict with, result in a breach or default under any agreement, contract, lease, license, or other arrangement to which Colorocs is a party or by which it is bound or to which any of the assets of the Business being transferred hereunder is subject. Colorocs does not need to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order for the parties to consummate the transactions contemplated by this agreement.

     e) Colorocs has good, valid and marketable title to all of the assets of the Business being transferred hereunder, free and clear of all liens, security interests, adverse claims or encumbrances.

     8.   REPRESENTATIONS OF SCD.

     a) SCD is a corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation.

     b) SCD has full power and authority (including full corporate power and authority) to execute and deliver this agreement and to perform its obligations hereunder. Without limiting the generality of the foregoing, the board of directors of SCD has duly authorized the execution, delivery, and performance of this Agreement by SCD. This agreement constitutes the valid and legally binding obligation of SCD, enforceable in accordance with its terms and conditions.

     c) Neither the execution and the delivery of this agreement, nor the consummation of the transactions contemplated hereby, will (i) violate any statute, regulation, order, decree, ruling, or other restriction of any government, governmental agency, or court to which SCD is subject, or
          (ii) conflict with, result in a breach or default under any agreement, contract, lease, license, or other arrangement to which SCD is a party or by which it is bound or to which any of the assets of the Business being transferred hereunder is subject. SCD does not need to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order for the parties to consummate the transactions contemplated by this agreement.


     9.  INDEMNIFICATION BY COLOROCS.

         Colorocs agrees to indemnify SCD and Conte, from and against any and all actions, suits, proceedings, hearings, investigations, charges, complaints, claims, demands, injunctions, judgments, orders, decrees, rulings, damages, dues, penalties, fines, costs, amounts paid in settlement, liabilities, obligations, Taxes, liens, losses, expenses, and fees, including court costs and reasonable attorneys' fees and expenses, arising out of or incident to (i) any misrepresentation or breach of any warranty, covenant or agreement made Colorocs pursuant to this agreement; (ii) any claim or purported claim against Colorocs which is asserted against SCD or Conte as the result of the failure to comply with the Georgia Bulk Sales Act; (iii) any liabilities or obligations of Colorocs other than those liabilities assumed by SCD hereunder and listed on Appendix "C"attached hereto and; or (iv) any claims or actions against Colorocs or its officers or directors, or Colorocs' subsidiaries or the officers and directors of such subsidiaries, by its shareholders or shareholders of its subsidiaries.


     10.  INDEMNIFICATION BY SCD.

          SCD agrees to indemnify and hold harmless Colorocs from and against any and all actions, suits, proceedings, hearings, investigations, charges, complaints, claims, demands, injunctions, judgments, orders, decrees, rulings, damages, dues, penalties, fines, costs, amounts paid in settlement, liabilities, obligations, Taxes, liens, losses, expenses, and fees, including court costs and reasonable attorneys' fees and expenses, arising out of or incident to
(i) any misrepresentation or breach of any warranty, covenant or agreement made SCD pursuant to this agreement; and (ii) any liabilities or obligations whatsoever of SCD the liabilities assumed by SCD and listed on Appendix "C" for periods after May 1, 1997.


     11.  RETROACTIVE EFFECT.

          The parties mutually acknowledge and agree that SCD has been in possession of and has been operating the aforesaid Business as of the 1st day of May, 1997, and both parties acknowledge and agree that the sale contemplated hereunder shall be made retroactively effective as of that date.

     12.  ENTIRE AGREEMENT.

          This agreement contains all of the terms agreed upon between Colorocs and SCD with respect to the subject matter hereof.


     13.  GOVERNING LAW.

          This Agreement shall be governed by and construed in accordance with the laws of the State of Georgia.


     14.  ASSIGNMENT.

          This Agreement may not be assigned without consent of Colorocs.


     15.  BINDING EFFECT.

          This agreement shall not be considered an offer or an acceptance of an offer by Colorocs and shall not be binding upon Colorocs until executed and delivered by both Colorocs and SCD. Upon such execution and delivery, this agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, administrators, successors and permitted assigns.

          IN WITNESS WHEREOF, parties have executed this agreement the date first above written.

COLOROCS:                   COLOROCS INFORMATION TECHNOLOGIES, INC.

                           By:_____________________________________
                               RUDOLPH P. RUSSO
                               Chairman and Chief Executive Officer

STATE OF NEW YORK                  )
                                   )ss:
COUNTY OF DUTCHESS                 )

          On the _____ day of __________, 1997, before me personally came and appeared RUDOLPH P. RUSSO to me known and known to me to be the individual described in and who executed the foregoing instrument and who duly acknowledged to me that he executed same.

___________________________________
NOTARY PUBLIC

              [SIGNATURES CONTINUED ON FOLLOWING PAGE]

SCD:                       SC DISTRIBUTION, INC.

                           By:_____________________________________
                              SHARON CONTE, President


STATE OF GEORGIA                   )
                                   )ss:
COUNTY OF GWINNETT                 )

          On the _____ day of __________, 1997, before me personally came and appeared SHARON CONTE to me known and known to me to be the individual described in and who executed the foregoing instrument and who duly acknowledged to me that she executed same.

___________________________________
NOTARY PUBLIC


CONTE: With respect to the obligations set forth under Section 4 hereof:

                           __________________________________________
                           SHARON CONTE, Individually

STATE OF GEORGIA                )
                                )ss:
COUNTY OF GWINNETT              )

          On the _____ day of __________, 1997, before me personally came and appeared SHARON CONTE to me known and known to me to be the individual described in and who executed the foregoing instrument and who duly acknowledged to me that she executed same.

___________________________________
NOTARY PUBLIC

                           EXHIBIT 10.7(C)


                        ELECTION TO PURCHASE


TO COLOROCS INFORMATION TECHNOLOGIES, INC.:

     The undersigned, Holder of the attached Warrant, hereby irrevocably elects to exercise the purchase right represented by such Warrant for, and to purchase thereunder, two hundred twenty-five thousand (225,000) shares of Common Stock of Colorocs Information Technologies, Inc. (or other securities or property) to which such Holder is entitled thereunder, and herewith makes payment of $ therefor in cash or by certified or bank check. The undersigned hereby requests that the certificate(s) for such shares be issued in the name(s) and delivered to the address(es) as follows:

     If the foregoing Election to Purchase evidences an exercise of the attached Warrant to purchase fewer than all the Shares (or such other securities or property) to which the undersigned is entitled under such Warrant, please issue a new warrant, of like tenor, for the remaining Shares (or other securities or property) in the name(s), and deliver the same to the address(es), as follows:





Dated:____________________________, 19__.



                           _________________________________________
                                       (Name of Holder)

                           _________________________________________
                                    (Signature of Holder or
                                     Authorized Signatory)

                           EXHIBIT 10.8(D)


            VOID AFTER 5:00 P.M., E.D.T., ON MAY 8, 2002.

               COLOROCS INFORMATION TECHNOLOGIES, INC.

                   225,000 SHARES OF COMMON STOCK

                          PURCHASE WARRANT


NO. 1

     Colorocs Information Technologies, Inc., a Georgia corporation (the "Company"), hereby agrees that, for value received, Rudolph P. Russo, a resident of the State of New York (the "Holder"), is entitled, subject to the terms and conditions set forth below, to purchase from the Company up to two hundred twenty-five thousand (225,000) fully paid and nonassessable shares (the "Shares") of the common stock, no par value (the "Common Stock"), of the Company, at a purchase price per Share of five dollars ($.25) (the "Purchase Price"), subject to certain adjustments contained in Section 3 herein, and prior to the Expiration Date (as defined below). This Warrant shall expire and be of no further force or effect at the earlier of the time when it has been exercised with respect to all Shares which the Holder is or may become entitled to purchase hereunder or on May 8, 2002 (the "Expiration Date"). The number and character of the Shares and the Purchase Price are subject to adjustment as herein provided.

     1. EXECUTION; REGISTRATION. This Warrant is executed on behalf of the Company by its Chief Executive Officer and Chairman and attested by its Controller under its corporate seal. The Company shall keep or cause to be kept a register of the Holder of this Warrant (the "Warrant Register"). Prior to due presentment of this Warrant for transfer in accordance with Section 7 hereof, the Company shall treat the Holder in whose name or names this Warrant is registered as the absolute owner or owners hereof for all purposes.

     2. EXERCISE. This Warrant may be exercised, in whole or in part, from time to time by the Holder subject to the vesting schedule set forth in this Section 2 by delivering this Warrant, together with an Election to Purchase in the form attached hereto properly completed and duly executed by or on behalf of the Holder, to the Company or such person as the Company may have appointed as warrant agent, at its principal office (or at the office of such agent), accompanied by payment in cash or by certified or bank check, payable to the order of the Company, in an aggregate amount equal to the Purchase Price as then adjusted multiplied by the number of Shares as to which this Warrant is then exercised. The Company shall cancel this Warrant on any such exercise and, if such exercise is partial, shall issue and deliver to the Holder a new Warrant, of like tender, with respect to the Shares as to which this Warrant has not then been exercised.

     The Company will, or will direct its transfer agent to, issue, as soon as practicable after any exercise of this Warrant, and in any event within 15 days thereafter, at the Company's expense (including the payment by it of any applicable issue taxes), in the name of and deliver to the Holder, or as the Holder may direct (on payment by the Holder of any applicable transfer taxes and compliance with Section 7 hereof), a certificate or certificates for the number of fully paid and nonassessable Shares as to which this Warrant is so exercised, plus, in lieu of any fractional shares to which the Holder would otherwise be entitled, cash equal to such fraction multiplied by the greater of (i) the then fair market value of such shares or (ii) the Purchase Price as then adjusted.

     Any Shares as to which this Warrant is exercised shall be deemed issued on and as of the date of such exercise and the Holder or the person or persons designated by the Holder as therein provided shall thereupon be deemed to be the owner or owners of record thereof.

     Shares of Common Stock purchased pursuant to this Warrant shall bear a restrictive securities legend similar in substance to the one at the head of this Warrant.

     This Warrant shall vest and be exerciseable immediately following approval by the Board of Directors of the Company.

     3.   ADJUSTMENTS.

     3.1 STOCK DIVIDENDS, SPLITS, ETC. The number of Shares purchasable on exercise of this Warrant and the Purchase Price shall be subject to adjustment from time to time in the event that the Company shall (a) pay a dividend in, or make a distribution of, shares of Common Stock (or securities convertible into, exchangeable for or otherwise entitling a holder thereof to receive Common Stock), (b) subdivide its outstanding shares of Common Stock into a greater number of shares or (c) combine its outstanding shares of Common Stock into a smaller number of shares. In any such case, the total number of Shares and the number of shares or other units of such other securities purchasable upon exercise of this Warrant immediately prior thereto shall be adjusted so that the Holder shall be entitled to receive at the same aggregate purchase price the number of shares of Common Stock and the number of shares or other units of such other securities which the Holder would have owned or would have been entitled to receive immediately following the occurrence of any of the events described above had this Warrant been exercised in full immediately prior to the occurrence (or applicable record date) of such event. An adjustment made pursuant to this Section 3.1 shall, in the case of a stock dividend or distribution, be made as of the record date therefor and, in the case of a subdivision or combination, be made as of the effective date thereof.

     3.2 REORGANIZATION, RECAPITALIZATION, CONSOLIDATION, MERGER OR SALE OF ASSETS. In the event of any reorganization or recapitalization of the Company or in the event the Company consolidates with or merges with or into another corporation or transfers all or substantially all its assets to another entity, then and in each such event, the Holder, upon exercise of this Warrant at any time after the consummation of such reorganization, recapitalization, consolidation, merger or transfer, shall be entitled to receive the stock or other securities or property to which the Holder would have been entitled if the Holder had exercised this Warrant immediately prior thereto. In such case, the terms of this Warrant shall survive the consummation of any such reorganization, recapitalization, consolidation, merger or transfer and shall be applicable to such shares of stock or other securities or property receivable on the exercise of this Warrant after such consummation.

     3.3 ISSUANCE OF ADDITIONAL SHARES. Subsequent to the execution of this Warrant, in the event the Company issues any shares of Common Stock (or securities convertible into, exchangeable for or otherwise entitling a holder thereof to receive Common Stock) at a price (or conversion exchange or strike price) less than twenty-five cents ($0.25) per share, the Purchase Price shall be adjusted immediately thereafter so that it shall equal the price (or conversion, exchange, or strike price) at which such shares (or securities convertible into, exchangeable for or otherwise entitling a holder thereof to receive Common Stock) were issued.

     3.3 NOTICE OF ADJUSTMENT. Upon the occurrence of any event requiring an adjustment of the Purchase Price or the Shares, then and in each such case, the Company shall promptly deliver to the holder of this Warrant an Officer's Certificate stating the Purchase Price or Shares resulting from such adjustment and setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based; provided, however, that no notice to holders of this Warrant or of any part hereof shall be required before the earlier of the public announcement or notice to shareholders of the same.

     4. FURTHER ASSURANCES. The Company will not, by amendment of its articles of incorporation or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issuance or sale of securities or any other voluntary action, avoid or seek to avoid the performance of any terms of this Warrant, but will at all times in good faith take all necessary action to carry out all such terms. Without limiting the generality of the foregoing, the Company (a) will not increase the par value of any shares of stock receivable on exercise of this Warrant above the amount payable therefor on such exercise, and (b) will take all such action as may be necessary or appropriate so that the Company may validly and legally issue fully paid and nonassessable Shares (or other securities or property deliverable hereunder), free of all liens, encumbrances, security interests and claims whatsoever, upon the exercise of this Warrant. This Warrant shall bind the successors and assigns of the Company.


     5.    NOTICES OF RECORD DATES, ETC.

     (a) If the Company shall fix a record date of the holders of its Common Stock (or other securities at the time deliverable upon the exercise of this Warrant) for the purpose of entitling or enabling them to receive any dividend (including a stock dividend) or other distribution, or to receive any right to subscribe for or to purchase any shares of any class of any securities, or to receive any other right, or

     (b) in the event of any reorganization or recapitalization of the Company, any reclassification of the capital stock of the Company, any consolidation or merger of the Company with or into another corporation or any transfer of all or substantially all the assets of the Company to another entity, or

     (c) in the event of the voluntary or involuntary dissolution, liquidation or winding up of the Company,

then, in any such event, the Company shall mail or cause to be mailed to the Holder of this Warrant a notice specifying, as the case may be,
(i) the date on which a record is to be taken for the purpose of such dividend, distribution or right and stating the amount and character of such dividend, distribution or right or (ii) the date on which a record is to be taken for the purpose of voting on or approving such reorganization, recapitalization, reclassification, consolidation, merger, conveyance, dissolution, liquidation or winding up and the date on which such event is to take place and the time, if any is to be fixed, as of which the holders of record of Common Stock (or any other securities at the time deliverable upon exercise of this Warrant) shall be entitled to exchange their shares of Common Stock (or such other securities) for securities or other property deliverable upon such reorganization, recapitalization, reclassification, consolidation, merger, conveyance, dissolution, liquidation or winding up. Such notice shall be mailed promptly after definitive information (such as, for example, approval of the Board of Directors or the signing of a letter of intent) with respect to such proposed action becomes known to the Company, but in any event at least 10 days prior to the record date therein specified;
provided, however, that no notice to holders of this Warrant or any part hereof shall be required before the earlier of the public announcement or notice to shareholders of the same.

     6. REPLACEMENT OF WARRANT. Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant and, in the case of any such loss, theft or destruction, upon delivery of any indemnity bond (or, in the case of any institutional holder, an indemnity agreement) reasonably satisfactory in form and amount to the Company or, in the case of any mutilation, upon surrender and cancellation of this Warrant, the Company at its expense will execute and deliver, in lieu thereof, a new Warrant of like tenor.


     7.   TRANSFERS.

     7.1 The Holder shall not transfer or assign this Warrant, by operation of law or otherwise, except by court order, provided, however, that any such transfer shall be subject to compliance with applicable securities laws. Any attempted or purported assignment or transfer of this Warrant without compliance with the preceding sentence shall be void. In the event of any transfer permitted by this
Section 7, the Company shall register or shall cause its agent to register the transfer or assignment on its Warrant Register upon surrender of this Warrant, duly endorsed, or accompanied by a written instrument of transfer duly executed by the Holder or by the duly appointed legal representative or attorney thereof. On any such registration of transfer, the Company shall issue a new Warrant or Warrants, of like tenor, in lieu of the transferred or assigned Warrant. In no event will the Company be required to effect any registration of transfer, assignment or exchange that would result in the issuance of a fraction of a Share. Any action by the Company required under this Section 7 shall be taken at its own expense.

     7.2 No holder of this Warrant may sell, transfer, assign, pledge, hypothecate or otherwise dispose of this Warrant, or any part hereof, unless (i) a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), and all applicable state securities laws then in effect with respect to this Warrant and the Shares, (ii) the holder delivers to the Company a written opinion of counsel, satisfactory to counsel for the Company, to the effect that an exemption from registration under the Securities Act and any applicable state securities laws is available with respect to such disposition of this Warrant and that no such registration is required or (iii) the Company is satisfied that registration under such acts is not required.

     8. ISSUE TAX. The issuance of this Warrant and certificates for Shares upon the exercise of this Warrant shall be made without charge to the Holder of such Shares for any issuance tax in respect thereof, provided that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any Warrant or certificate in a name other than that of the Holder.

     9. RESERVATION OF SHARES. The Company shall reserve, for the purpose of issuance upon exercise of this Warrant, such number of its duly authorized and unissued shares of Common Stock or such class or classes of capital stock or other securities as shall from time to time be sufficient to comply with this Warrant. If at any time the authorized and unissued shares of Common Stock or such other class or classes of capital stock or other securities are not sufficient for the exercise of this Warrant, the Company shall immediately take such corporate action as may be necessary to increase its authorized and unissued shares of Common Stock or such other class or classes of capital stock or other securities to such number as shall be sufficient for that purpose.

     10. SURVIVAL. All agreements, covenants, representations and warranties contained herein shall survive the execution and delivery of this Warrant and any investigation at any time made by or on behalf of any party hereto and the exercise, sale and purchase of this Warrant and the Common Stock (and any other securities or property) issuable upon exercise hereof.

     11. NO SHAREHOLDER RIGHTS. This Warrant shall not entitle the Holder hereof, in such capacity, to any voting rights or other rights as a shareholder of the Company.

     12. NOTICES. All demands, notices, consents and other communications to be given hereunder shall be in writing and shall be deemed duly given when delivered personally or five days after being mailed by registered or certified mail, postage prepaid, addressed as follows:


     If to the Company:        Colorocs Information Technologies, Inc.
                               Suite 260
                               5600 Oak Brook Parkway
                               Norcross, Georgia 30093

     with a copy to:           Alston & Bird
                               1201 W. Peachtree Street
                               Atlanta, Georgia 30309
                               Attn: M. Hill Jeffries

     If to the Holder:         Rudolph P. Russo
                               35 Market Street, Bardavon Bldg.
                                Poughkeepsie, NY 12601

The Company or the Holder may change their respective addresses at any time or times by notice hereunder actually received by the other

     14. REMEDIES. The Company agrees that the remedies at law of the Holder, in the event of any default or threatened default by the Company in the performance of or compliance with any of the terms of this Warrant, are not and will not be adequate and such terms may be specifically enforced by a decree of specific performance of any agreement contained herein or by an injunction against a violation of any terms hereof or otherwise.

     15. GENERAL. This Warrant and any term hereof may be amended, modified, waived or terminated only by an instrument in writing signed by the party against which enforcement of such amendment, modification, waiver or termination is sought. This Warrant shall be governed by and construed in accordance with the laws (other than the conflict of laws rules) of the State of Georgia. The invalidity or unenforceability of any provision hereof shall not affect the validity or enforceability of any other provision hereof. The headings in this Warrant are for convenience of reference only and are not part of this Warrant.

Dated: July 15th, 1997.

                        COLOROCS INFORMATION TECHNOLOGIES, INC.

                        By:  /s/ Rudolph P. Russo
                                 Rudolph P. Russo,
                                 CEO and Chairman

                        Attest:  /s/ Ty Dealy

                                 Ty Dealy,
                                 Controller

(CORPORATE SEAL)

                             EXHIBIT 23



              CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-KSB, into the Company's previously filed Registration Statement File No. 333-11421.


ARTHUR ANDERSEN LLP


Atlanta, Georgia
March 25, 1998