Form 10QSB
period 1998-03-31
COLOROCS INFORMATION TECHNOLOGIES INC
filed 1998-05-14
CIK 789990

U. S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Period Ended March 31, 1998

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check whether the issuer filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes X No __

There were 2,114,794 shares of Common Stock outstanding as of April 22, 1998.

Transitional Small Business Disclosure Format.  Yes __ No X

                 COLOROCS INFORMATION TECHNOLOGIES, INC.
                     Quarterly Report on Form 10-QSB
                For the Three Months Ended March 31, 1998


                            Table of Contents





Item Number                                               Page Number

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet -
             March 31, 1998 and December 31, 1997              3

          Condensed Consolidated Statement of
             Operations - Three Months Ended
             March 31, 1998 and 1997                           4

          Condensed Consolidated Statement of
             Cash Flows - Three Months Ended
             March 31, 1998 and 1997                           5


          Notes to Condensed Consolidated Financial
             Statements - March 31, 1998                       6

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations     8


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                     10

          SIGNATURES                                           10

          INDEX OF EXHIBITS                                    11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Colorocs Information Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
As of March 31, 1998 and December 31, 1997


                                                                             March 31, 1998        December 31, 1997
                                                                              (unaudited)

Assets

CURRENT ASSETS:

Cash and cash equivalents                                                     $    31,394             $    29,381

Short term investments                                                            100,000                  31,875
Receivables, net of allowance for doubtful accounts of $0 at
     March 31, 1998 and December 31, 1997                                          71,168                 829,387
Prepaid expenses                                                                  133,199                 135,003
                                                                              -----------             -----------
TOTAL CURRENT ASSETS                                                              335,761               1,025,646

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $47,912 and $43,399 at March 31, 1998 and
     December 31, 1997, respectively                                               28,375                  32,888

INVESTMENT IN NETCHANNEL, INC.                                                    180,189                 180,189

GOODWILL AND INTANGIBLE ASSETS, net                                                99,931                 107,020

DEPOSITS                                                                               --                   1,950
                                                                              -----------             -----------
                                                                              $   644,256             $ 1,347,693
                                                                              ===========             ===========


Liabilities and Stockholders' Deficit

CURRENT LIABILITIES:

    Short-term borrowings                                                     $ 1,005,717             $ 1,505,717
    Payable to director/shareholder                                                    --                  37,500
    Notes payable                                                               1,190,380               1,190,380
    Accounts payable and accrued liabilities                                    1,201,321               1,256,646
                                                                              -----------             -----------
TOTAL CURRENT LIABILITIES                                                       3,397,418               3,990,243

DEFERRED LICENSING INCOME                                                         875,000                 875,000

COMMITMENTS AND CONTINGENCIES                                                          --                      --


STOCKHOLDERS' DEFICIT
     Common stock; no par value; 10,000,000 shares authorized;
          2,114,794 shares issued and outstanding at March 31,
          1998 and December 31, 1997                                            1,802,738               1,802,738
     Warrants                                                                     100,000                 100,000
     Additional paid in capital                                                 1,374,039               1,374,039
     Retained deficit                                                          (6,904,939)             (6,794,327)
                                                                              -----------             -----------
     Total stockholders' deficit                                               (3,628,162)             (3,517,550)
                                                                              -----------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $   644,256             $ 1,347,693
                                                                              ===========             ===========

Colorocs Information Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
Three Months Ended March 31, 1998 and 1997




                                                                                       Three Months Ended

                                                                             March 31, 1998          March 31, 1997
                                                                              (unaudited)             (unaudited)

Revenues:
     Software                                                                  $  235,069              $  260,410
     Copier and consumables                                                            --                 145,205
     License of technology                                                             --                      --
                                                                               ----------              ----------
Total revenue                                                                     235,069                 405,615

Operating expenses:

     Cost of copier and consumables product                                            --                 531,274
     Research and development                                                      37,896               1,062,546
     Selling, general and administrative                                          288,504               1,299,152
                                                                               ----------              ----------
Total operating expenses                                                          326,400               2,892,972

Operating loss                                                                    (91,331)             (2,487,357)

Other (expense) income, net                                                       (19,281)                (40,010)
                                                                               ----------              ----------

Net loss                                                                       $ (110,612)            $(2,527,367)
                                                                               ==========             ===========

Basic and diluted net loss per share                                               $(0.05)                 $(1.20)
                                                                               ==========             ===========

Basic and diluted weighted average shares
     outstanding                                                                2,114,794               2,102,794
                                                                               ==========             ===========

Colorocs Information Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 1998 and 1997



                                                                                        Three Months Ended

                                                                              March 31, 1998         March 31, 1997
                                                                                (unaudited)            (unaudited)

Operating Activities:
     Net loss                                                                    $(110,612)           $(2,527,367)
     Adjustments to reconcile net loss to net cash (used in)
          provided by operating activities:
               Depreciation and amortization                                        11,602                207,659
     Changes in assets and liabilities:
               Accounts receivable, net                                            758,219                122,720
               Inventories                                                              --                  3,811
               Prepaid expenses                                                      1,804                 26,471
               Deposits                                                              1,950                     --
               Accounts payable, accrued expenses, and deferred income             (55,325)               437,159
                                                                                 ---------            -----------
                    Cash provided by (used in) operating activities                607,638             (1,729,547)

Investing Activities:
     Sale (purchase) of marketable securities                                      (68,125)                64,716
     Purchase of equipment, net                                                         --                (19,399)
                                                                                 ---------            -----------
                    Cash (used in) provided by investing activities                (68,125)                45,317

Financing Activities:
     Repayment of line of credit                                                  (500,000)                    --
     Repayment of payable to director/shareholder                                  (37,500)                    --
     Proceeds from exercise of stock options                                            --                 29,702
     Proceeds from short-term notes                                                     --              1,397,550
                                                                                 ---------            -----------
                    Cash (used in) provided by financing activities               (537,500)             1,427,252

Net change in cash and cash equivalents                                              2,013               (256,978)
Cash and cash equivalents, beginning of period                                      29,381                282,596
                                                                                 ---------            -----------
Cash and cash equivalents, end of period                                         $  31,394            $    25,618
                                                                                 =========            ===========

         COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARY

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998

1. Summary of Significant Accounting Policies

The Company

Colorocs Information Technologies, Inc. (the "Company") is incorporated in the state of Georgia. On December 13, 1995, the Company's name was changed from Colorocs Corporation to Colorocs Information Technologies, Inc. The Company operates using the name Colorocs Information Technologies for its color copying technology licensing business and COPS, Inc. ("COPS") for the sale of its network printing and file sharing software. It also licenses the name Colorocs for the outside sales of copying hardware, consumables, and parts. See Note 2 below. ViewCall America, Inc. ("VCA") developed and sold on-line service and access to the Internet through the television. Substantially all of the assets of VCA were sold in May 1997 to NetChannel, Inc. See Note 3 below.

Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations and cash flows for the three months ended March 31, 1998 and 1997 have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2. Sale of Assets of Copier Business

On May 1, 1997 SC Distribution, Inc., a privately held company based in Norcross, Georgia purchased from Colorocs Information Technologies, Inc. substantially all of the assets of the color copying and printing business in exchange for the assumption of certain liabilities as well as a portion of the revenues from the future sale of certain color printers.

3. Sale of Assets of VCA

On May 9, 1997, NetChannel, Inc. ("NetChannel"), a privately held company based in South San Francisco, California, purchased from VCA substantially all of its assets and assumed most of the liabilities of VCA in exchange for 555,556 shares of NetChannel preferred stock. In addition, NetChannel issued 3,114,280 shares of preferred stock to the Company in consideration of advances made by the Company to VCA and all liens over VCA assets possessed by the Company. All of the NetChannel preferred stock is convertible by the holders into shares of NetChannel common stock on a share-for-share basis. The liabilities assumed and satisfied (subject to certain conditions) total $2,031,482 of accounts payable. VCA received bridge financing from NetChannel in connection with the transaction which has been accounted for as notes payable in the accompanying condensed consolidated financial statements. The investment of approximately $180,189 in NetChannel is recorded at cost in the accompanying balance sheets.

4. Licensing Agreement

In June 1997, the Company entered into a technology licensing agreement to use the Company's patented double transfer, single pass paper color imaging system. The Company recorded other income for technology licensing of $1,500,000 for the quarter ended June 30, 1997. Income from licensing agreements is shown net of other expenses in the accompanying condensed consolidated statement of operations. The Company received $750,000 of the technology license fee in July 1997 and the balance in January 1998.

5. Legal Proceeding

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

ITEM 2.   Management's Discussion and Analysis or Plan of Operation


     The following discussion contains forward looking information that is subject to a number of uncertainties that could cause actual results to differ materially from those projected.

Results of Operations

Revenues

     Revenues were $235,069 for the three months ended March 31, 1998 and $405,615 for the three months ended March 31, 1997, a decrease of $170,546 or approximately 42%. The decrease in revenues is attributable to the sale of the assets of the color copying business in May 1997.

Cost of Revenue

     Cost of revenue of $0 was incurred for the three months ended March 31, 1998, compared to $531,274 for the three months ended March 31, 1997. The Company incurred no cost of revenue during the three months ended March 31, 1998 due to both the sale of the assets of the color copying business in May 1997 and the termination of VCA's on-line service following the sale of substantially all of the assets of VCA to NetChannel in May 1997.

Research and Development

     Research and development expenses were $37,896 for the three months ended March 31, 1998, compared to $1,062,546 for the three months ended March 31, 1997. Research and development expenses decreased for the three months ended March 31, 1998 from the comparable period in 1997 due to the termination of VCA's on-line service.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $288,504 for the three months ended March 31, 1998, compared to $1,299,152 for the three months ended March 31, 1997, a decrease of 78%. The decrease was due to the termination of VCA's on-line service.


Other expense

     Other expense was $19,281 for the three months ended March 31, 1998 compared to other expense of $40,010 for the three months ended March 31, 1997, a decrease of approximately 93% The decrease in other expense was due to the decrease in short term borrowings.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are current cash balances and cash equivalents and cash generated from operations, supplemented from time to time by borrowings under the Company's bank line of credit and from directors of the Company. Cash and cash equivalents were $31,394 and short-term investments were $100,000. As of March 31, 1998, management believes that these sources of funds, together with anticipated cash from operations, may not be sufficient and that further lines of credit and/or debt or equity investments may be necessary to fund the Company's network printing software business. There can be no assurance that any such financing would be available on satisfactory terms.

     The report of the Company's independent auditors on the consolidated financial statements of the Company as of December 31, 1997 and for the two years for the period ended December 31, 1997 contains an explanatory paragraph as to the Company's ability to continue as a going concern. As stated in the report, the Company has experienced losses, a capital deficit and cash flow deficiencies that raise substantial doubt about the Company's ability to continue as a going concern. Certain of the Company's assets might be worth substantially less than the amounts shown on the Company's balance sheet if the Company is unable to continue as a going concern and the financial statements have not been adjusted to reflect the outcome of this uncertainty. There can be no assurance that future revenues will exceed operating expenses to enable the Company to continue as a going concern.

                       PART II - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits.

          27 - Financial Data Schedule

    (b)   Reports on Form 8-K.

          No current Reports on Form 8-K were filed during the quarter ended March 31, 1998.


                               SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 1998.

                              Colorocs Information Technologies, Inc.
                              (Issuer)


                              By:   /s/ Rudolph P. Russo
                                    Rudolph P. Russo
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                              By:   /s/ Alan B. Catherall
                                    Alan B. Catherall
                                    Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)

                              EXHIBIT INDEX

Exhibit No.                           Description                  Page No.

    27                         Financial Data Schedule                12