Form 10QSB
period 1998-06-30
COLOROCS INFORMATION TECHNOLOGIES INC
filed 1998-08-14
CIK 789990

U. S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Period Ended June 30, 1998

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

                 COLOROCS INFORMATION TECHNOLOGIES, INC.
                     Quarterly Report on Form 10-QSB
                 For the Six Months Ended June 30, 1998


                            Table of Contents

Item Number                                                 Page Number

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet -
          June 30, 1998 and December 31, 1997                     3

          Condensed Consolidated Statement of Operations -
          Three Months and Six Months Ended June 30, 1998
          and 1997                                                4

          Condensed Consolidated Statement of Cash Flows -
          Three Months and Six Month Ended June 30, 1998
          and 1997                                                5

          Notes to Condensed Consolidated Financial Statements -
          June 30, 1998                                           6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     8

PART II   OTHER INFORMATION

Item 5.   Other Information                                      10

Item 6.   Exhibits and Reports on Form 8-K                       10

          SIGNATURES                                             10

          INDEX OF EXHIBITS                                      11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Colorocs Information Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of June 30, 1998 and December 31, 1997
(Unaudited)


                                                   June 30, 1998    December 31, 1997

Assets

CURRENT ASSETS:
Cash and cash equivalents                          $  203,654           $   29,381
Short term investments                                     --               31,875
Receivables                                           963,356              829,387
Prepaid expenses                                      133,027              135,003
                                                   ----------            ---------
TOTAL CURRENT ASSETS                                1,300,037            1,025,646

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $52,740 and $43,399 at
   June 30, 1998 and December 31, 1997,
   respectively                                        29,222               32,888

INVESTMENT IN NETCHANNEL, INC.                             --              180,189

GOODWILL AND INTANGIBLE ASSETS, net                    92,842              107,020

DEPOSITS                                                  450                1,950
                                                   ----------           ----------
                                                   $1,422,551           $1,347,693
                                                   ==========           ==========

Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
  Short-term borrowings                            $1,005,717           $1,505,717
  Note payable to director/shareholder                     --               37,500
  Notes payable                                       250,000            1,190,380
  Accounts payable and accrued liabilities          1,033,345            1,256,646
                                                   ----------           ----------
TOTAL CURRENT LIABILITIES                           2,289,062            3,990,243

DEFERRED LICENSING INCOME                             875,000              875,000

COMMITMENTS AND CONTINGENCIES                              --                   --

STOCKHOLDERS' DEFICIT
  Common stock; no par value; 10,000,000
    shares authorized;  2,114,794 shares issued
    and outstanding at June 30, 1998 and
    December 31, 1997                               1,802,738            1,802,738
  Warrants                                            100,000              100,000
  Additional paid in capital                        1,374,039            1,374,039
  Retained deficit                                 (5,018,288)          (6,794,327)

                                                   ----------           ----------
  Total stockholders' deficit                      (1,741,511)          (3,517,550)
                                                   ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $1,422,551           $1,347,693
                                                   ==========           ==========

Colorocs Information Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 1998 and 1997
(Unaudited)



                                                        Three Months Ended                     Six Months Ended
                                                  June 30, 1998     June 30, 1997        June 30, 1998    June 30, 1997

Revenues:
   Software                                        $  155,329         $  64,301           $  390,398      $   528,726
   Copier and consumables                                  --           268,316                   --          209,506
                                                    ---------         ---------           ----------      -----------
Total revenue                                         155,329           332,617              390,398          738,232


Operating expenses:
   Cost of copier and consumables product                  --           188,317                   --          719,591
   Research and development                            28,973           252,633               66,869        1,315,179
   Selling, general and administrative                189,902           527,630              478,406        1,826,782
                                                    ---------         ---------           ----------      -----------

Total operating expenses                              218,875           968,580              545,275        3,861,552

Operating (loss)                                      (63,546)         (635,963)            (154,877)      (3,123,320)

Other income (expense) net                          1,950,197         1,487,663            1,930,916        1,447,653
                                                   ----------         ---------           ----------      -----------

Net income (loss)                                  $1,886,651         $ 851,700           $1,776,039      $(1,675,667)
                                                   ==========         =========           ==========      ===========

Net Income (loss) per share
   Basic                                           $      .90         $     .40           $      .84      $      (.79)
   Fully Diluted                                   $      .82         $     .38           $      .78      $      (.79)
                                                   ==========         =========           ==========      ===========

Weighted average shares outstanding
   Basic                                            2,114,794         2,105,739            2,114,794        2,114,794
   Fully Diluted                                    2,299,958         2,231,548            2,269,319        2,114,794
                                                   ==========         =========            =========      ===========

Colorocs Information Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months and Six Months Ended June 30, 1998 and 1997
(Unaudited)



                                                         Three Months Ended                      Six Months Ended
                                                   June 30, 1998    June 30, 1997         June 30, 1998   June 30, 1997


Operating Activities:

     Net income (Loss)                              1,886,651           851,700           $ 1,776,039      $(1,675,667)
     Adjustments to reconcile net loss to
       net cash (used in) provided by
       operating activities:

          Depreciation and amortization                11,917            43,918                23,520           94,554
          Minority interest                                --          (117,500)                   --         (117,500)
     Changes in assets and liabilities:
          Receivables, net                           (892,188)       (1,184,305)             (133,969)      (1,061,585)
          Inventories                                      --           109,242                    --          113,053
          Prepaid expenses                                172            21,883                 1,975           48,354
          Deposits                                       (450)               --                 1,500               --
          Accounts payable, accrued expenses,
            and deferred income                      (167,976)       (2,307,707)             (223,301)      (1,870,548)
                                                    ---------        ----------           -----------      -----------
               Cash provided by (used in)
                  operating activities                838,126        (2,582,769)            1,445,764       (4,469,339)

Investing Activities:
     Write-off of prepaid license fees                     --           161,030                    --          161,030
     Write-off of intangible assets                        --           841,773                    --          950,000
     Investment in affiliate                               --            33,276                    --           38,276
     Investment in NetChannel                         180,189                --               180,189               --
     Sale (purchase) of marketable securities         100,000                --                31,875           64,716
     Disposition (Purchase) of equipment, net          (5,675)        1,019,369                (5,675)       1,048,766
                                                    ---------        ----------           -----------      -----------
               Cash provided by (used in)
                  investing activities                274,514         2,055,448               206,389        2,257,788


Financing Activities:
     Repayment of short term borrowings                    --                --              (500,000)              --
     Repayment of notes payable                      (940,380)               --              (940,380)              --
     Repayment of payable to director/shareholder          --                --               (37,500)              --
     Proceeds from exercise of stock options               --            21,000                    --           50,702
     Proceeds from short-term notes                        --           569,508                    --        1,967,058
                                                    ---------        ----------           -----------      -----------
               Cash provided by financing
                  activities                         (940,380)          590,508            (1,477,880)       2,017,760

Net increase (decrease) in cash and
  cash equivalents                                    172,260            63,187               174,273         (193,791)
Cash and cash equivalents, beginning of period         31,394            25,618                29,381          282,596
                                                    ---------        ----------           -----------      -----------
Cash and cash equivalents, end of period            $ 203,654        $   88,805           $   203,654      $    88,805
                                                    =========        ==========           ===========      ===========

         COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARY

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1998

1. Summary of Significant Accounting Policies

The Company

Colorocs Information Technologies, Inc. (the "Company") is incorporated in the state of Georgia. On December 13, 1995, the Company's name was changed from Colorocs Corporation to Colorocs Information Technologies, Inc. The Company operates using the name Colorocs Information Technologies for its technology licensing business and COPS, Inc. ("COPS") for the sale of its network printing and file sharing software. It also licenses the name Colorocs for the outside sales of copying hardware, consumables, and parts. See Note 2 below. ViewCall America, Inc. ("VCA") developed and sold on-line service and access to the Internet through the television. Substantially all of the assets of VCA were sold in May 1997 to NetChannel, Inc. See Note 3 below.

Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations and cash flows for the three and the six months ended June 30, 1998 and 1997 have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2. Sale of Assets of Copier Business

On May 1, 1997 SC Distribution, Inc., a privately held company based in Norcross, Georgia purchased from Colorocs Information Technologies, Inc. substantially all of the assets of the color copying and printing business in exchange for the assumption of certain liabilities as well as a portion of the revenues from the future sale of certain color printers.

3. Sale of Assets of VCA

On May 9, 1997, NetChannel, Inc. ("NetChannel"), a privately held company based in South San Francisco, California, purchased from VCA substantially all of its assets and assumed most of the liabilities of VCA in exchange for 555,556 shares of NetChannel preferred stock. In addition, NetChannel issued 3,114,280 shares of preferred stock to the Company in consideration of advances made by the Company to VCA and all liens over VCA assets possessed by the Company. All of the NetChannel preferred stock was convertible by the holders into shares of NetChannel common stock on a share-for-share basis. VCA received bridge financing in the sum of $690,380 from NetChannel in connection with the transaction which was accounted for as notes payable. The investment of approximately $180,189 in NetChannel was recorded at cost.

NetChannel was subsequently acquired by America On Line. As a result of that transaction, the Company received proceeds in the form of cash, foregone debt and assumed liabilities in the amount of $1,925,906 realizing a gain on the disposition of the investment in NetChannel in the amount of $1,745,717.

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

5. Legal Proceeding

On December 15, 1997, Crocker Realty Trust ("Crocker") filed a lawsuit against the Company in the Superior Court of Gwinnett County, Georgia. Crocker sought damages of $643,483.69 for breach of a lease agreement in connection with the lease of certain office space which the Company's subsidiary, VCA, never occupied. The lease agreement required lease payments of approximately $640,000 over 3 years. The lawsuit was settled in June of 1998 for $150,000. 50% of this liability is the responsibility of the Company and 50% is the responsibility of AOL/NetChannel.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion contains forward looking information that is subject to a number of uncertainties that could cause actual results to differ materially from those projected.

Results of Operations

Revenues
     Revenues were $155,329 and $390,398 for the three and six months ended June 30, 1998 respectively, and $332,617 and $738,232 for the three and six months ended June 30, 1997 respectively, a decrease of $177,288 and $347,834 or approximately 53% and 47% respectively. The decrease in revenues is attributable to the sale of the assets of the color copying business in May 1997, and a decline in revenues from COPS software sales of approximately 24%.

Cost of Copier and Consumables Products
     The Company incurred no cost of copier and consumables products during the three and six months ended June 30, 1998 due to both the sale of the assets of the color copying business in May 1997 and the termination of VCA's on-line service following the sale of substantially all of the assets of VCA to NetChannel in May 1997.

Research and Development
     Research and development expenses were $66,869 for the six months ended June 30, 1998, compared to $1,315,179 for the six months ended June 30, 1997. Research and development expenses decreased for the six months ended June 30, 1998 from the comparable period in 1997 due to the termination of VCA's on-line service.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $478,406 for the six months ended June 30, 1998, compared to $1,826,782 for the six months ended June 30, 1997, a decrease of 74%. The decrease was due to the termination of VCA's on-line service.

Other income
     Other income was $1,930,916 for the six months ended June 30, 1998 compared to other income of $1,447,653 for the six months ended June 30, 1997, an increase of approximately 33%.
          Other income of $1,930,916 is comprised primarily of a gain of $1,745,717 resulting from the acquisition of NetChannel by America-On-Line. As part of this transaction, NetChannel agreed to forego repayment of notes payable from the Company in the amount of $690,380. NetChannel also satisfied a note payable to Curtis Mathis in the sum of $250,000 and contributed $75,000 toward the settlement of the Crocker Realty litigation. In addition, the acquisition of NetChannel by America-On-Line resulted in a gain to the Company in the amount of $730,337 representing proceeds in excess of carrying cost.

Liquidity and Capital Resources
     The Company's primary sources of liquidity are current cash balances and cash equivalents and cash generated from operations, supplemented from time to time by borrowings under the Company's bank line of credit and from directors of the Company. Cash and cash equivalents were $203,654 as of June 30, 1998. Management believes that these sources of funds, together with anticipated cash from operations, will be sufficient to fund the Company's network and printing software business for the remainder of 1998.

     The report of the Company's independent auditors on the consolidated financial statements of the Company as of December 31, 1997 and for the two years in the period ended December 31, 1997 contains an explanatory paragraph as to the Company's ability to continue as a going concern. As stated in the report, the Company has experienced losses, a capital deficit and cash flow deficiencies that raise substantial doubt about the Company's ability to continue as a going concern. Certain of the Company's assets might be worth substantially less than the amounts shown on the Company's balance sheet if the Company is unable to continue as a going concern and the financial statements have not been adjusted to reflect the outcome of this uncertainty. There can be no assurance that future revenues will exceed operating expenses to enable the Company to continue as a going concern.

                       PART II - OTHER INFORMATION

ITEM 5. Other Information.

     The proxy statement solicited by management of the Company with respect to the 1999 Annual Meeting of Shareholders will confer discretionary authority to vote on any proposals of shareholders of the Company intended to be presented for consideration at such Annual Meeting that are submitted to the Company 45 days prior to the 1998 proxy mailing date.

ITEM 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits.

    27 - Financial Data Schedule

    (b) Reports on Form 8-K.

     The following current report on Form 8-K was filed by the Company during the quarter ended June 30, 1998:

Date of            Form 8-K                      Description                         Financial
 Report             Item No.                                                      Statements filed
6/15/98                2            Acquisition of NetChannel, Inc. by AOL               N/A


                               SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1998.

                                Colorocs Information Technologies, Inc.
                                (Issuer)


                                By:   /s/ Rudolph P. Russo
                                      Rudolph P. Russo
                                      Chief Executive Officer
                                      (Principal Executive Officer)

                                By:   /s/ Sharon P. Conte
                                      Sharon P. Conte
                                      Chief Accounting Officer
                                      (Accounting Officer)

                              EXHIBIT INDEX

Exhibit No.                  Description                        Page No.

    27                  Financial Data Schedule                   12