Form 10QSB
period 1998-09-30
COLOROCS INFORMATION TECHNOLOGIES INC
filed 1998-11-12
CIK 789990

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL PERIOD ENDED SEPTEMBER 30, 1998

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to
                                            ---------    ---------

                         COMMISSION FILE NUMBER 0-14392

                    COLOROCS INFORMATION TECHNOLOGIES, INC.
                    ---------------------------------------
       (Exact name of small business issuer as specified in its charter)


        GEORGIA                                      58-1482573
        -------                                      ----------
(State of incorporation)            (I.R.S. Employer Identification Number)

        5600 OAKBROOK PARKWAY, SUITE 240, NORCROSS, GEORGIA  30093-1843
        ---------------------------------------------------  ----------
                    (Address of principal executive offices)

                                 (770) 447-3570
                                 --------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No
           ---     ---

Check whether the issuer filed all documents and reports required to be filed by
Section 12,13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes X No
                                                                  ---    ---

There were 2,113,902 shares of Common Stock outstanding as of September 30, 1998.

Transitional Small Business Disclosure Format.  Yes      No X
                                                    ---    ---

                    COLOROCS INFORMATION TECHNOLOGIES, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998



                                    TABLE OF CONTENTS
-----------------------------------------------------------------------------------------
ITEM NUMBER                                                                   PAGE NUMBER
PART I       FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheet - September 30, 1998 and
                December 31, 1997...............................................     3

             Condensed Consolidated Statement of Operations - Three Months
                and Nine Months Ended September 30, 1998 and 1997...............     4

             Condensed Consolidated Statement of Cash Flows - Three Months
                and Nine Months Ended September 30, 1998 and 1997...............     5

             Notes to Condensed Consolidated Financial Statements -
                September 30, 1998..............................................     6

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations...........................................     8

PART II      OTHER INFORMATION

 Item 5.     Other Information..................................................    10

 Item 6.     Exhibits and Reports on Form 8-K...................................    10

             SIGNATURES.........................................................    10

             INDEX OF EXHIBITS..................................................    11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
(UNAUDITED)

                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                           1998                 1997
                                                                       -------------        ------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                             $   116,236           $    29,381
  Short term investments                                                      - 0 -                31,875
  Receivables                                                               172,673               829,387
  Prepaid expenses                                                          131,510               135,003
                                                                        -----------           -----------
TOTAL CURRENT ASSETS                                                        420,419             1,025,646

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   of $62,408 and $43,399 at September 30, 1998 and
   December 31, 1997, respectively                                           24,954                32,888

INVESTMENT IN NETCHANNEL, INC                                                 - 0 -               180,189

GOODWILL AND INTANGIBLE ASSETS, net                                          77,360               107,020

DEPOSITS                                                                        450                 1,950
                                                                        -----------           -----------

TOTAL ASSETS                                                            $   523,183           $ 1,347,693
                                                                        ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                                                $   255,717           $ 1,505,717
   Note payable to director/shareholder                                       - 0 -                37,500
   Notes payable                                                            250,000             1,190,380
   Accounts payable and accrued liabilities                                 931,696             1,256,646
                                                                        -----------           -----------
TOTAL CURRENT LIABILITIES                                                 1,437,413             3,990,243

DEFERRED LICENSING INCOME                                                   875,000               875,000

COMMITMENTS AND CONTINGENCIES                                                 - 0 -                 - 0 -

STOCKHOLDERS' DEFICIT
   Common stock; no par value; 10,000,000 shares authorized;
      2,113,902 and 2,114,794 shares issued and outstanding at
      September 30, 1998 and December 31, 1997, respectively              1,802,738             1,802,738
   Warrants                                                                 100,000               100,000
   Additional paid in capital                                             1,374,039             1,374,039
   Retained deficit                                                      (5,066,007)           (6,794,327)
                                                                        -----------           -----------
TOTAL STOCKHOLDERS' DEFICIT                                              (1,789,230)           (3,517,550)
                                                                        -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $   523,183           $ 1,347,693
                                                                        ===========           ===========

COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)


                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               -----------------------------       -----------------------------
                                                SEPTEMBER         SEPTEMBER         SEPTEMBER         SEPTEMBER
                                                 30, 1998          30, 1997          30, 1998          30, 1997
                                               -----------       -----------       -----------       -----------
Revenues:
   Software                                    $   134,510       $   284,191       $   524,908       $   812,917
   Copier and consumables                              -0-               -0-               -0-           209,506
                                               -----------       -----------       -----------       -----------
Total revenue                                      134,510           284,191           524,908         1,022,423
Operating expenses:
   Cost of copier and consumables product              -0-            36,978               -0-           756,569
   Research and development                         37,203            18,976           104,072         1,334,155
   Selling, general and administrative             138,232           301,945           616,638         2,128,727
                                               -----------       -----------       -----------       -----------
Total operating expenses                           175,435           357,899           720,710         4,219,451
Operating (loss)                                   (40,925)          (73,708)         (195,802)       (3,197,028)
Other income (expense)  net                         (6,794)          (63,172)        1,924,122         1,384,481
                                               -----------       -----------       -----------       -----------
Net income (loss)                              $   (47,719)      $  (136,880)      $ 1,728,320       $(1,812,547)
                                               ===========       ===========       ===========       ===========
Net Income (loss) per share
   Basic                                       $      (.02)      $      (.06)      $       .82       $      (.86)
   Fully Diluted                               $      (.02)      $      (.06)      $       .76       $      (.86)
                                               ===========       ===========       ===========       ===========
Weighted average shares outstanding
   Basic                                         2,113,902         2,114,794         2,113,902         2,114,794
   Fully Diluted                                 2,113,902         2,114,794         2,287,053         2,114,794
                                               ===========       ===========       ===========       ===========

COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)




                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             -----------------------------    -------------------------------
                                                             SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                                 1998             1997             1998              1997
                                                             -------------   -------------    -------------     -------------
OPERATING ACTIVITIES:
  Net income (Loss)                                              (47,719)       (136,880)      $ 1,728,320       $(1,812,547)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                                25,148          11,821            48,668           106,375
     Minority interest                                               -0-             -0-               -0-               -0-
  Changes in assets and liabilities:
     Receivables, net                                            790,684         705,358           656,714          (356,227)
     Inventories                                                     -0-             768               -0-           113,821
     Prepaid expenses                                              1,518             -0-             3,493            48,354
     Deposits                                                        -0-             -0-             1,500               -0-
     Accounts payable, accrued expenses, and deferred
       income                                                   (101,649)        (95,642)         (324,949)       (1,977,012)
                                                               ---------       ---------       -----------       -----------
         Cash provided by (used in) operating activities         667,982         485,425         2,113,746        (3,877,236)

INVESTING ACTIVITIES:
  Write-off of prepaid license fees                                  -0-             -0-               -0-               -0-
  Write-off of intangible assets                                     -0-             -0-               -0-               -0-
  Investment in affiliate                                            -0-             -0-               -0-               -0-
  Investment in NetChannel                                           -0-             -0-           180,189               -0-
  Sale (purchase) of marketable securities                           -0-         (50,000)           31,875            14,716
  Disposition (Purchase) of equipment, net                        (5,400)            -0-           (11,075)              -0-
                                                               ---------       ---------       -----------       -----------
         Cash provided by (used in) investing activities          (5,400)        (50,000)          200,989         2,090,288

FINANCING ACTIVITIES:
  Repayment of short term borrowings                            (750,000)            -0-        (1,250,000)              -0-
  Repayment of notes payable                                         -0-             -0-          (940,380)              -0-
  Repayment of payable to director/shareholder                       -0-             -0-           (37,500)              -0-
  Proceeds from exercise of stock options                            -0-             -0-               -0-            50,702
  Proceeds from short-term notes                                     -0-        (500,000)              -0-         1,477,880
                                                               ---------       ---------       -----------       -----------
         Cash provided by financing activities                  (750,000)       (500,000)       (2,227,880)        1,528,582

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (87,418)        (64,575)           86,855          (258,366)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   203,654          88,805            29,381           282,596
                                                               ---------       ---------       -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 116,236       $  24,230       $   116,236       $    24,230
                                                               =========       =========       ===========       ===========

             COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations and cash flows for the three and the nine months ended September 30, 1998 and 1997 have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

RESULTS OF OPERATIONS

Revenues

     Revenues were $134,410 and $524,908 for the three and nine months ended September 30, 1998 respectively, and $284,191 and $1,022,423 for the three and nine months ended September 30, 1997 respectively, a decrease of $149,681 and $497,515 or approximately 53% and 49% respectively. The decrease in revenues is attributable to the sale of the assets of the color copying business in May 1997, and a decline in revenues from COPS software sales of approximately 35%.

Cost of Copier and Consumables Products

     The Company incurred no cost of copier and consumables products during the three and nine months ended September 30, 1998 due to both the sale of the assets of the color copying business in May 1997 and the termination of VCA's on-line service following the sale of substantially all of the assets of VCA to NetChannel in May 1997.

Research and Development

     Research and development expenses were $104,072 for the nine months ended September 30, 1998, compared to $1,334,155 for the nine months ended September 30, 1997. Research and development expenses decreased for the nine months ended September 30, 1998 from the comparable period in 1997 due to the termination of VCA's on-line service.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $616,638 for the nine months ended September 30, 1998, compared to $2,128,727 for the nine months ended September 30, 1997, a decrease of 71%. The decrease was due to the termination of VCA's on-line service.

Other income

     Other income was $1,924,122 for the nine months ended September 30, 1998 compared to other income of $1,384,481 for the nine months ended September 30, 1997, an increase of approximately 39%.

     Other income of $1,924,122 is comprised primarily of a gain of $1,745,717 resulting from the acquisition of NetChannel by America-On-Line. As part of this transaction, NetChannel agreed to forego repayment of notes payable from the Company in the amount of $690,380. NetChannel also satisfied a note payable to Curtis Mathis in the sum of $250,000 and contributed $75,000 toward the settlement of the Crocker Realty litigation. In addition, the acquisition of NetChannel by America-On-Line resulted in a gain to the Company in the amount of $730,337 representing proceeds in excess of carrying cost.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are current cash balances and cash equivalents and cash generated from operations, supplemented from time to time by borrowings under the Company's bank line of credit and from directors of the Company. Cash and cash equivalents were $116,236 as of September 30, 1998. Management believes that these sources of funds, together with anticipated cash from operations, will be sufficient to fund the Company's network and printing software business for the remainder of 1998.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.

           27 - Financial Data Schedule (for SEC use only).

      (b)  Reports on Form 8-K.




                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on.

                            Colorocs Information Technologies, Inc.
                            (Issuer)



Date: November 5, 1998         By:  /s/ Rudolph P. Russo
      ----------------              -----------------------------
                                    Rudolph P. Russo
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: November 5, 1998         By:  /s/ Sharon P. Conte
      ----------------              -----------------------------
                                    Sharon P. Conte
                                    Chief Accounting Officer
                                    (Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.            Description                                      Page No.
-----------       -----------------------                               --------
   27             Financial Data Schedule (for SEC use only).             12