Form 10KSB
period 1998-12-31
COLOROCS INFORMATION TECHNOLOGIES INC
filed 1999-03-31
CIK 789990

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-14392

                     COLOROCS INFORMATION TECHNOLOGIES, INC.
                     ---------------------------------------
                 (Name of small business issuer in its charter)


     GEORGIA                                               58-1482573
-----------------------                               ---------------------
(State of incorporation)                                (I.R.S. Employer
                                                      Identification Number)

         5600 OAKBROOK PARKWAY, SUITE 240, NORCROSS, GEORGIA 30093-1843
         ---------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (770) 447-3570
                                 --------------
                (Issuer's telephone number, including area code)

           Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes X    No  .
            ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __.

The issuer's revenues for the fiscal year ended December 31, 1998 were $644,189. Based on the closing bid price of the Common Stock on March 23, 1999, the aggregate market value of the outstanding Common Stock held by non-affiliates of the issuer on March 23, 1999 was $2,643,493. There were 2,114,794 shares of Common Stock outstanding as of March 23, 1999.

Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 after the
distribution of securities under a plan confirmed by a court.  Yes X    No    .
                                                                  ---      ---

Transitional Small Business Disclosure Format      Yes       No   X .
                                                       ---       ---

Portions of the issuer's Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on May 21, 1999 are incorporated by reference in Part III hereof.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

                  SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this document, the 1998 Colorocs Annual Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis or Plan of Operation," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Colorocs Information Technologies, Inc. (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in "Color Copiers and Printers," "Network Printing Software Business
(COPS) and "Item 6. Management's Discussion and Analysis or Plan of Operation." All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirely by these cautionary statements.

GENERAL

The Company was incorporated under the name Colorocs Corporation on July 14, 1982 under the laws of Georgia. On December 13, 1995, the Company's name was changed from Colorocs Corporation to Colorocs Information Technologies, Inc. to reflect changes in the Company's business focus. The Company was originally founded to capitalize on the trend toward the use of color in business communications, and the Company's principal operations which historically were primarily the design, manufacture and sale of full color copiers and color printers. Beginning in 1994, the Company's principal business focus shifted to product support of color copiers and printers previously manufactured and sold by the Company and to the licensing of the Company's patented color printing and copier technology. In 1995 and 1996 the Company used the revenues generated from patent licensing to develop two new technology based lines of business; the delivery of the Internet through the television through the Company's majority-owned subsidiary ViewCall America, Inc. ("VCA"), and the provision of network printing and file sharing software products through the Company's wholly owned subsidiary COPS, Inc. ("COPS"). As described below, in May 1997, the Company shifted its line of business when it sold the assets of VCA to NetChannel, Inc. ("NetChannel") a privately held company based in south San Francisco, California. In that same month, the Company also sold the assets of the color copying and printing business to SC Distributions, Inc.

The Company currently generates revenue from the licensing of its patented printer and copier technology and the sale of network printing and file sharing software products. Unless the context indicates otherwise, the "Company" refers to Colorocs Information Technologies, Inc. and its subsidiaries.

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

NetChannel was subsequently acquired by America Online. As a result of that transaction, the Company received proceeds in the form of cash, foregone debt and assumed liabilities in the amount of $2,350,526 of which 136,579 was placed in escrow. The Company realized a gain on disposition of the investment in NetChannel in the amount of $2,033,758.

BUSINESS

At the beginning of 1998, the Company operated two significantly different businesses. The development of, and business strategy for, each of the businesses is described in more detail below.

COLOR IMAGING TECHNOLOGY

The Company retained the patent rights of its color imaging system and recorded patent license revenues of $450,000 in 1998. The Company's business strategy is to market its patented double transfer, single pass to paper, color imaging system on a non-exclusive basis to manufacturers and developers of color copiers and printers that desire to use the Company's patents in new or existing electrophotography and printing devices. Of the potential licenses identified as of December 31, 1997, only one was closed during 1998. The remaining opportunities are being aggressively pursued. The United States Patent Office has granted Colorocs 22 patents.

NETWORK PRINTING SOFTWARE BUSINESS (COPS)

COPS software products provide cross-platform and networking utilities and applications designed primarily for file and print sharing. These software products, which have end user list prices ranging from $179 to $500 per copy, are described in greater detail below.

COPSTalk
COPSTalk is a Windows based software utility which allows IBM compatible personal computers to print to Postscript printers and to share files with Apple Macintosh computers. COPS is currently shipping versions of COPSTalk for Windows 3.x and Windows 95. A version of COPSTalk for Windows NT was released in October, 1998.

COPS LocalTalk (TM)
The Company believes that COPS is the world's only manufacturer of LocalTalk(TM) network interface cards for personal computers. The COPS LocalTalk (TM) family of products includes 8-bit industry standard architecture ("ISA") and micro-channel cards that allow Microsoft NT servers, Novell Netware servers or stand alone workstations to access Apple Macintosh LocalTalk<C153> networks for printing and file sharing.

Product Research and Development
COPS' products have been substantially developed internally. COPS development staff is responsible for modifying and enhancing the COPS products and for the development of new products. Development of the Windows NT version was performed by a combination of COPS staff and external contractors.

Sales and Marketing
COPS sells its products to a wide range of industries through three principal marketing channels: distributors, OEMs and direct sales. As of December 31, 1998, COPS sold its products through 28 international independent distributors, 3 major catalog distributions, 1 OEM, and two employees engaged in sales and marketing. COPS identifies prospective customers for its products through a combination of direct mail, telemarketing, media, catalog and Internet advertising and trade show participation.

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

Competition
The computer software industry in general is highly competitive. COPS faces direct competition from two other companies which market third party network printing related software products. These competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations, and greater financial resources than the Company. COPS also faces competition from developers of networking software applications which incorporate some of the functionality provided by COPS' software products. To the extent that the developers of networking software applications improve their network software applications that provide print spooler and cross network printing functionality, demand for COPS' software products may decline. Also, the widespread adoption of TCP/IP-based networks in preference to AppleTalk networks at Macintosh-oriented sites continues to reduce the market for COPS' current products.

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

EMPLOYEES

As of January 1, 1999, the Company employed 6 persons on a full time basis which consisted of 2 in sales and marketing, 1 in technical support, 1 in product development and 2 in general and administrative positions. None of the Company's employees is represented by a union. The Company has experienced no work stoppage attributable to labor disputes.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 9,500 square feet of office and warehouse space in Norcross, Georgia for its corporate offices. The lease for the space expires on May 31, 1999. The Company is currently searching for new accommodations to better suit its needs. The Company engages in no real estate investment activities.


ITEM 3.  LEGAL PROCEEDINGS

On December 15, 1997, Crocker Realty Trust ("Crocker") filed a lawsuit against the Company in the Superior Court of Gwinnett County, Georgia. Crocker sought damages of $643,483.69 for breach of a lease agreement in connection with the lease of certain office space which the Company's subsidiary, VCA, never occupied. The lease agreement required lease payments of approximately $640,000 over 3 years. The lawsuit was settled in June of 1998 for $150,000. 50% of this liability was the responsibility of the Company, and 50% was the responsibility of America Online/NetChannel.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of its shareholders during the quarter ended December 31, 1998.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICE AND DIVIDEND INFORMATION

The Company's Common Stock is traded on the OTC Bulletin Board system under the symbol "CLRC." The following table sets forth the range of high and low bid information during each quarter of 1997 and 1998. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.


              1997            HIGH        LOW                  1998            HIGH          LOW
       ------------------    ------      -----           -----------------    -------       ------
       First Quarter          $8.50      $2.00           First Quarter           $3.00        $.53
       Second Quarter          5.00       2.06           Second Quarter            .88         .41
       Third Quarter           2.50       1.50           Third Quarter             .47         .22
       Fourth Quarter          1.97       1.06           Fourth Quarter            .75         .22

At December 31, 1998, there were approximately 637 record holders of the Company's Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

The Company has never paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during 1998.

TRANSFER AGENT AND REGISTRAR

The transfer agent and registrar for the Common Stock is:

         Chase Mellon Shareholder Services, L.L.C.
         85 Challenger Road
         Overpeck Centre
         Ridgefield Park, NJ  07660

ANNUAL MEETING

The 1999 Annual Meeting of Shareholders will be held on May 21, 1999. A formal notice of the meeting together with a proxy statement and form will be mailed to shareholders with a copy of this report.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In 1998, the Company's operations were focused on two separate lines of business:

COPS
During 1998, COPS updated its product line with the release of COPSTalk for Windows NT, the Windows NT version of COPSTalk AppleTalk client software for Windows designed to allow Windows NT users to connect to any AppleTalk Filing Protocol compliant file server, thus increasing the market for its software. While COPS has successfully enhanced its presence on the Internet at its web-site (http://www.copstalk.com), sales have declined in part due to the late release of COPSTalk for Windows NT, and due to the expiration of an agreement with Apple Computer, Inc. to include COPSTalk 2.x with every AppleShare 4.2x or 5.x server sold. Also, Apple sales of AppleShare 4.2x or 5.x servers (with COPSTalk 2.x) declined, thereby decreasing royalties paid to the Company.

Color Imaging Technology
The Company continues to aggressively pursue other technology license agreements with other major copier and print engine manufacturers. While one license was acquired during 1998, there can be no assurances that any further licenses can be obtained.

RESULTS OF OPERATIONS

The following table presents the percentage relationships of certain statement of operations items to total revenues for the years ended December 31, 1997 and 1998:


                                                                                       1998 OVER
                                                                1997        1998         1997
                                                             ----------- ------------ ------------

       Total revenues from income statement                     100.0%        100.0%      (47.9%)
       Cost of sales                                             11.1           1.5        (93.1)
       Gross margin                                          --------      --------     --------
       Selling, general and administrative expenses              88.9          98.5        (42.2)
       Research and development                                 221.0         130.3        (69.3)
       Loss from operations                                     163.0          21.4        (93.1)
       Other income (expense), net                           --------      --------     --------
       Net income (loss)                                       (295.1)        (53.2)       (90.6)
                                                                 95.4         379.1        107.3
                                                               (199.7%)       325.9       (185.1%)

Total revenues for the year ended December 31, 1998 were $644,189 compared to total revenues of $1,235,429 for the year ended December 31, 1997, a decrease of approximately 48%. The decrease was due to the sale of the color copying and printing business, and a decline in revenues from COPS software sales of approximately 36%.

Cost of sales was $9,483, in the year ended December 31, 1998, compared to $137,122 for the year ended December 31,1997, a decrease of approximately 93% due to the aforementioned sale of the color copying and printing businesses.

Selling, general and administrative expenses were $839,282 for the year ended December 31, 1998 compared to $2,730,554 for the year ended December 31, 1997, a decrease of approximately 70%. This decrease was primarily due to the sale of assets of the VCA business.

Research and development expenses were $138,130 for the year ended December 31,1998 compared to $2,013,360 for the year ended December 31, 1997, a decline of over 93%. During 1997, most of these expenses related to the development of VCA's On-TV(TM) service, which development and related expenses were no longer incurred following the asset sale of VCA in May 1997.

Other income was $2,442,249 for the year ended December 31, 1998, comprised primarily of a gain of $593,752 resulting from the acquisition of NetChannel by America Online, license fees of $450,000, and the release of a liability for advances made to VCA of $1,440,000.

As part of the gain of $2,033,758 resulting from the acquisition of NetChannel by America Online, NetChannel agreed to forego repayment of notes payable from the Company in the amount of $1,190,000. NetChannel also satisfied a note payable to Curtis Mathis in the sum of $250,000. In addition, the acquisition of NetChannel by America Online resulted in a gain to the Company in the amount of $593,758 representing proceeds in excess of carrying cost.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is current cash balances, cash equivalents and cash generated from operations, supplemented from time to time by borrowings under the Company's bank line of credit and from advances from directors of the Company. Cash and cash equivalents were $524,760 as of December 31, 1998.

The Company's independent certified public accountants, in their opinion set forth on page 9 of the Form 10-KSB, have stated that there are conditions which may indicate that the Company may be unable to continue as a going concern, and they have qualified their opinion accordingly. See "Item 7. Financial Statements." As stated in the report, the Company has experienced substantial losses, a capital deficit and cash flow deficiencies that raise substantial doubt about the Company's ability to continue as a going concern. Certain of the Company's assets might be worth substantially less than the amount shown on the Company's balance sheet if the Company is unable to continue as a going concern and the financial statements have not been adjusted to reflect the outcome of this uncertainty. There can be no assurance that future revenues will exceed operating expenses to enable the Company to continue as a going concern.

YEAR 2000

Management has assessed the impact of any year 2000 issues which could impact our Company. We have reviewed the software products which we sell and determined that they are not date sensitive; and therefore, pose no potential year 2000 problems. Also, the operating systems with which our products interact have indicated year 2000 compliance. Additionally, software systems utilized in the administration of our Company have either been tested and found to be compliant, have been identified as year 2000 compliant by the supplier, or are impacted by year 2000 issues but are easily remedied at minimal cost. The critical of these systems impacted by year 2000 issues is the accounting software and was upgraded in February 1999 and is year 2000 compliant.

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


ITEM 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and the related report of independent public accountants are included on pages 9 through 22:

     Report of Independent Public Accountants.
     Consolidated Balance Sheets as of December 31, 1997 and December 31, 1998. Consolidated Statements of Operations for the years ended December 31, 1997 and 1998.
     Consolidated Statements of Shareholders' Deficit for the years ended December 31, 1997 and 1998.
     Consolidated Statements of Cash Flows for the years ended December 31,
     1997 and 1998.
     Notes to Consolidated Financial Statements as of December 31, 1997 and
     1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of
Colorocs Information Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of COLOROCS INFORMATION TECHNOLOGIES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorocs Information Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sold the majority of operating assets and suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 11, 1999

                     COLOROCS INFORMATION TECHNOLOGIES, INC.

                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


                                     ASSETS


                                                                                                1998              1997
                                                                                            -----------       -----------

CURRENT ASSETS:
   Cash and cash equivalents                                                                $   524,364       $    29,381
   Short-term investments                                                                             0            31,875
   Receivables, net of allowance for doubtful accounts of $0 in 1998 and 1997                    24,210           829,387
   Inventories                                                                                    1,305                 0
   Prepaid expenses                                                                              12,106           135,003
                                                                                            -----------       -----------
            Total current assets                                                                561,985         1,025,646

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $67,925 AND $43,399 IN 1998
  AND 1997, RESPECTIVELY                                                                         19,436            32,888
INVESTMENT IN NETCHANNEL, INC                                                                         0           180,189

INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $38,255 AND  $35,157 IN 1998
   AND 1997, RESPECTIVELY                                                                        68,765           107,020

DEPOSITS                                                                                            337             1,950
                                                                                            -----------       -----------
                                                                                            $   650,523       $ 1,347,693
                                                                                            ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Short-term borrowings from bank                                                          $   255,717       $ 1,505,717
   Accounts payable and accrued liabilities                                                     887,813         1,256,646
   Payable to director/shareholder                                                               50,000            37,500
   Notes payable                                                                                      0         1,190,380
                                                                                            -----------       -----------
            Total current liabilities                                                         1,193,530         3,990,243
                                                                                            -----------       -----------
DEFERRED LICENSING INCOME                                                                       875,000           875,000
COMMITMENTS AND CONTINGENCIES (NOTE 6)                                                      ===========       ===========

SHAREHOLDERS' DEFICIT:
   Common stock; no par value; 10,000,000 shares authorized, 2,114,794 shares issued
      and outstanding at December 31, 1998 and 1997                                           1,802,738         1,802,738
   Warrants                                                                                     100,000           100,000
   Additional paid-in capital                                                                 1,374,039         1,374,039
   Retained deficit                                                                          (4,694,784)       (6,794,327)
                                                                                            -----------       -----------
            Total shareholders' deficit                                                      (1,418,007)       (3,517,550)
                                                                                            -----------       -----------
            Total liabilities and shareholders' deficit                                     $   650,523       $ 1,347,693
                                                                                            ===========       ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                     COLOROCS INFORMATION TECHNOLOGIES, INC.

                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997





                                                                                                1998              1997
                                                                                            -----------       -----------

REVENUES:
    Software                                                                                $   644,189       $ 1,011,995
    Copier and consumables                                                                            0           223,434

OPERATING EXPENSES:
    Cost of sales                                                                                 9,483           137,122
    Selling, general, and administrative                                                        839,282         2,730,554
    Research and development                                                                    138,130         2,013,360
                                                                                            -----------       -----------
              Total operating expenses                                                          986,895         4,881,036
                                                                                            -----------       -----------
(LOSS) FROM OPERATIONS                                                                         (342,706)       (3,645,607)
                                                                                            -----------       -----------
OTHER INCOME (EXPENSE), NET:
    Sale of licensed technology                                                                 450,000         1,500,000
    Gain on sale of NetChannel Stock (Note 1)                                                   593,758                 0
    Release of liability for advances made to VCA (Note 1)                                    1,440,000                 0
    Other                                                                                       (41,509)         (321,891)
                                                                                            -----------       -----------
              Total other income, net                                                         2,442,249         1,178,109
                                                                                            -----------       -----------
NET INCOME (LOSS)                                                                           $ 2,099,543       $(2,467,498)
                                                                                            ===========       ===========

BASIC NET INCOME (LOSS) PER SHARE                                                           $      0.99       $     (1.17)
                                                                                            ===========       ===========
DILUTED NET INCOME (LOSS) PER SHARE                                                         $      0.99       $     (1.17)
                                                                                            ===========       ===========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                                     2,114,794         2,108,532
                                                                                            ===========       ===========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                                   2,117,651         2,108,532
                                                                                            ===========       ===========

The accompanying notes are an integral part of these consolidated statements.

                     COLOROCS INFORMATION TECHNOLOGIES, INC.

                                AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997







                                                                              ADDITIONAL       RETAINED           TOTAL
                                                                                PAID-IN        EARNINGS        SHAREHOLDERS'
                                    SHARES         AMOUNT        WARRANTS       CAPITAL        (DEFICIT)         (DEFICIT)
                                    ------         ------        --------       -------        ---------         ---------

BALANCE AT DECEMBER 31, 1996      2,071,544      $1,802,738      $      0      $1,323,337       $(4,326,829)      $(1,200,754)


   Stock options exercised           43,250               0             0          50,702                0            50,702
   Issuance of warrants                   0               0       100,000               0                0           100,000
   Net loss                               0               0             0               0       (2,467,498)       (2,467,498)
                                  ---------      ----------      --------      ----------      -----------       -----------
BALANCE AT DECEMBER 31, 1997      2,114,794       1,802,738       100,000       1,374,039       (6,794,327)       (3,517,550)

   Net income                             0               0             0               0        2,099,543         2,099,543
                                  ---------      ----------      --------      ----------      -----------       -----------
BALANCE AT DECEMBER 31, 1998      2,114,794      $1,802,738      $100,000      $1,374,039      $(4,694,784)      $(1,418,007)
                                  =========      ==========      ========      ==========      ===========       ===========


The accompanying notes are an integral part of these consolidated statements.

                     COLOROCS INFORMATION TECHNOLOGIES, INC.

                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                                                               1998            1997
                                                                                            -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                       $ 2,099,543       $(2,467,498)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation and amortization                                                         57,381           309,809
           Release of liability for advances made to VCA                                     (1,440,000)                0
           Gain on sale of NetChannel stock                                                    (593,758)                0
           Expense for warrants issued                                                                0           100,000
           Changes in assets and liabilities
              Receivables                                                                       805,177          (406,684)
              Inventories                                                                        (1,305)           19,770
              Prepaid expenses                                                                  122,897            41,646
              Deposits                                                                            1,613             4,566
              Other assets                                                                            0          (132,691)
              Accounts payable and accrued expenses                                            (368,833)          897,867
              Current deferred income                                                                 0          (257,084)
                                                                                            -----------       -----------
                 Net cash provided by (used in) operating activities                            682,715        (1,890,299)
                                                                                            -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    (Purchase) sale of property and equipment                                                    (6,054)           39,975
    (Purchase) sale of marketable securities                                                     31,875            62,810
    Sale of investment in NetChannel stock                                                      773,947                 0
                                                                                            -----------       -----------
                 Net cash provided by investing activities                                      799,768           102,785
                                                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (repayments) of line of credit                                                (1,000,000)          793,217
    (Repayment of) proceeds from payable to director/shareholder note                            12,500          (500,000)
    Stock options exercised                                                                           0            50,702
    Proceeds from bridge loans                                                                        0         1,190,380
                                                                                            -----------       -----------
                 Net cash provided by (used in) financing activities                           (987,500)        1,534,299
                                                                                            -----------       -----------
NET CHANGE IN CASH AND CASH
EQUIVALENTS                                                                                     494,983         (253,215)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                     29,381           282,596
                                                                                            -----------       -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                      $   524,364       $    29,381
                                                                                            ===========       ===========


The accompanying notes are an integral part of these consolidated statements.

                     COLOROCS INFORMATION TECHNOLOGIES, INC.

                                AND SUBSIDIARIES


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Colorocs Information Technologies, Inc. (the "Company") is incorporated in the state of Georgia. The Company operates using the name of Colorocs Information Technologies ("Colorocs"). The Company operations consist of the sale of its network printing and file sharing software through its subsidiary COPS Inc., ("COPS"). The Company operates primarily in the United States. During 1997, the Company sold the assets of its copier business and ViewCall America, Inc. ("VCA"), a majority owned subsidiary of the Company, that was developing on-line services and access to the Internet through the television. The Company operates in one segment as defined by Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information." Additionally, the Company does not have any significant foreign operations.

COPS generates revenue through the sale of network printing and file sharing software products. Prior to the sale of the copier business, the Company's principal operations through Colorocs were product support of color copiers and printers, previously manufactured and sold by the Company, and the licensing of its patented color printing and copier technology. In 1997, Colorocs generated income through the licensing of its technology, the sale of spare parts, supplies and other consumables, maintenance of its installed base of color copiers and printers, the cost per copy ("CPC") program, and the sales of remaining inventory of color copiers and printers. In 1998, the Company generated income through the licensing of its technology and through the sales of software products by COPS.

GOING CONCERN

At December 31, 1998, the Company's ability to continue as a going concern is subject to several business and market risks, as stated below:

               - The Company has not generated significant revenue or cash flow from its current operations, and the expectation of future revenues or cash flow cannot be assumed.

               - The Company must obtain significant additional financing in order to satisfy its liability obligations and fund continued operations of the Company.

               - There is uncertainty as to the continued existence of a profitable market in which the Company may sell the COPS software.

               - Competition includes other companies with significantly greater resources for product development and marketing.

Management's plans regarding the above risks are as follows:

               - The Company continues to focus on revenue maximization and cost control efforts related to COPS.

The Company had an operating loss of approximately $343,000 for the year ended December 31, 1998 and has an accumulated deficit of approximately $4,695,000 at December 31, 1998. The Company currently has no source of additional cash, which has a material adverse effect on the Company's ability to service its debts. The Company's working capital deficit at December 31, 1998, plus the extinguished revenue from product sales from its color copier and consumables business as a result of the sale, noted above, will not allow the Company to meet its obligations or to continue to fund the operations of COPS through 1999. Management recognizes that the Company must obtain additional financing. Management's plans, as noted above, are controlling costs as well as obtaining additional funds. No assurances can be given that the Company will be successful in controlling costs or in obtaining the necessary financing to maintain operations. Further, there can be no assurance, assuming the Company successfully controls costs or receives timely additional financing, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional funding, management may be required to curtail the Company's operations.

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

SALE OF ASSETS OF VCA AND RELATED ENTITIES

On May 9, 1997, NetChannel, a privately held company, purchased from the Company substantially all of the assets and assumed most of the liabilities of VCA in exchange for 555,556 shares of NetChannel convertible preferred stock. In addition, NetChannel issued 3,144,280 shares of convertible preferred stock to the Company (approximately 10%) in consideration of advances made by the Company to VCA and all liens over VCA assets possessed by the Company. Upon the sale of VCA to NetChannel in 1997, VCA retained certain liabilities associated with trade accounts payable of approximately $800,000. Additionally, NetChannel had advanced certain funds to VCA in the amount of approximately $1,190,000 and Curtis Mathis advanced VCA approximately $250,000. The investment of approximately $180,189 in NetChannel was recorded at cost in the accompanying consolidated balance sheet at December 31, 1997. In 1998, Net Channel was purchased by America Online. The Company received cash of $773,947 and placed an additional $136,579 in escrow awaiting resolution of certain liabilities. The Company did not record the escrow amount at December 31, 1998, but will record it upon the termination agreement and release of the escrowed amounts. The Company recorded a gain of $593,758 on the sale of the investment in Net Channel. This gain is included in other income in the accompanying statement of operations for the year ended December 31, 1998. Included in the sale to America Online, NetChannel agreed to forgive payments of the advances discussed above and America Online paid the amount due Curtis Mathis. Therefore, the Company reversed approximately $1,440,000 in advances and recorded this amount as other income in the accompanying Statement of Operations.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary and two majority-owned subsidiaries for the period ended December 31, 1997, and the accounts of the Company and its wholly owned subsidiary for the year ended December 31, 1998. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

COPS records the revenue from the sales of software in accordance with the AICPA Statement of Position 97-2 on software revenue recognition. Revenue from software licenses is recognized upon delivery if no significant vendor obligations exist. Prior to the sale to SC in 1997 as noted above, revenue from Colorocs' product sales was recognized at the time the product was shipped. Revenue from servicing Colorocs' copiers was recognized as the services were performed. Revenue realized by Colorocs from license agreements is recognized when the agreement is consummated and is included in other income in the accompanying consolidated statements of operations.

CASH AND CASH EQUIVALENTS

The Company considers cash on deposit and investments with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

Short-term investments at December 31, 1998, consist primarily of U.S. Treasury obligations and certificates of deposit with original maturities at the date of purchase beyond 3 months and less than 12 months. Such short-term investments are carried at cost, which approximates fair value.

RECEIVABLES

Receivables at December 31, 1998 and 1997 consist of the following:


                                                                                               1998               1997
                                                                                            -----------       -----------
Trade accounts receivable                                                                   $    24,210       $    79,303
License and other receivables                                                                         0           750,084
                                                                                            -----------       -----------
                                                                                            $    24,210       $   829,387
                                                                                            ===========       ===========


The Company periodically evaluates the requirement for providing for credit losses on its accounts receivable. Criteria used by management to evaluate the adequacy of the allowance for doubtful accounts include, among others, the creditworthiness of the customer, prior payment performance, and the age of the receivable.

INVENTORIES

Inventories consisted of computer cards that hold software information. Inventories were valued using the first-in, first-out method.

PROPERTY AND EQUIPMENT

The Company's property and equipment are mainly comprised of office equipment, furniture, and leasehold improvements. The useful lives of this property and equipment are between one and seven years.

INTANGIBLE ASSETS

Intangible assets consist of goodwill from the purchase of COPS and is being amortized over a five year period.

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

ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 1998 and 1997 consist of the following:


                                                                                                 1998             1997
                                                                                            -----------       -----------
Trade accounts payable                                                                      $   867,813       $   890,929
Accrued liabilities                                                                              20,000           365,717
                                                                                            -----------       -----------
                                                                                            $   887,813       $ 1,256,646
                                                                                            ===========       ===========


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

BASIC AND DILUTED EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the effect of common stock equivalents for 1998 of 2,857 shares. Common equivalent shares were antidilutive for 1997 and therefore not reflected.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Financial Instruments." SFAS No. 133 established accounting and reporting standards for derivative instruments, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's operations.


2.       SHORT-TERM BORROWINGS

The Company has a line of credit that bears interest at the prime rate (7.75% at December 31, 1998). The line of credit expires May 31, 1999. The outstanding balance of the line at December 31, 1998 was $255,717. The line of credit is guaranteed and 100% collateralized by the chairman of the board of directors of Colorocs.

3.       LICENSING AGREEMENTS

The Company has entered into certain licensing agreements to use the Colorocs' patented double transfer, single pass to paper color imaging system. In 1997, the Company licensed its patent for $1,500,000 and recorded this amount in other income in the accompanying statement of operations for the year ended December 31, 1997. The Company received 50% of the license fee upon signing of the agreements and received the remainder subsequent to December 31, 1997. The Company has deferred approximately $875,000 at December 31, 1998 and 1997 of income under certain license agreements entered into in 1995. The deferred license fee was not sold to SC as part of the sale of the color copying business. In 1998, the Company licensed its patent for $450,000 and recorded this amount as other income in the accompanying statement of operations for the year ended December 31, 1998.

4.  INCOME TAXES

There was no provision for income taxes for the year ended December 31, 1998 as the company used a net operating loss carryforward to cover any taxes due. For the year ended December 31, 1997, there was no benefit for income taxes as a result of the establishment of a valuation allowance.

At December 31, 1998 and 1997, the Company had net operating loss carryforwards and research and development tax credit carryforwards for federal income tax purposes of approximately $20,963,000 and $23,066,000, respectively, which are available to offset future taxable income, if any, through 2009. If there is a change in ownership of greater than 50% of the outstanding shares of the Company's capital stock, as defined, the Company's ability to utilize its net operating losses will be subject to the limitations imposed by Internal Revenue Code Section 382. These limitations could significantly affect the Company's utilization of those losses.

The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 1998 and 1997 is as follows:

                                                                            1998               1997
                                                                         -----------        -----------

                  Deferred tax assets:
                      Research and development credit carryforward       $   393,000        $   393,000
                      Net operating loss carryforwards                     7,966,000          8,765,000
                      Foreign tax credit carryforwards                        47,000             47,000
                      Other asset basis differences:
                         Deferred licensing income                           333,000            333,000
                         Other, net                                           76,000             71,000
                                                                         -----------        -----------
                  Gross deferred tax assets                                8,815,000          9,609,000
                  Deferred tax liabilities:
                      Depreciation                                            (7,000)           (12,000)
                      Stock Options                                         (180,000)          (180,000)
                                                                         -----------        -----------
                  Total deferred tax assets                                8,628,000          9,417,000
                  Valuation allowance                                      8,628,000         (9,417,000)
                                                                         -----------        -----------
                  Net deferred tax assets                                $         0        $         0
                                                                         ===========        ===========


The change in valuation allowance for deferred tax assets for the years ended December 31, 1998 and 1997 was as follows:

                                                                           1998               1997
                                                                        -----------        ----------

                Balance, beginning of year                              $ 9,417,000        $8,677,000
                Change in valuation allowance                              (789,000)          740,000
                                                                        -----------        ----------
                                                                        $ 8,628,000        $9,417,000
                                                                        ===========        ==========


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

5.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company is obligated under a noncancellable lease agreement for its corporate office space and certain office equipment at its corporate office. Future minimum lease payments total $21,000 in 1999.

In 1998, the Company sublet certain portions of its office space to SC Distribution and NetChannel. Total sub lease expenses paid by SC Distribution and NetChannel was approximately $21,000 for the year ended December 31, 1998. Net rent expense recorded by the Company for the year ended December 31, 1998 and 1997 was $23,423 and $124,955, respectively.

6.   WARRANTS

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

7.  STOCK OPTIONS

During 1994, the Company adopted the 1994 Director Stock Option Plan, ("Colorocs Director Plan") and the 1994 Employee Stock Option Plan, ("Colorocs Employee Plan") which, as amended in 1995, provides for the issuance of up to 368,327 shares of Colorocs' common stock. A summary of the stock option activity under all plans is as follows:

         COLOROCS DIRECTOR AND EMPLOYEE PLANS

                                                                                                  WEIGHTED
                                                                                                  AVERAGE
                                                                                                  EXERCISE
                                                                SHARES         PRICE RANGE         PRICE
                                                                -------        -----------         -----

                  Outstanding at December 31, 1996              262,946        $0.95-$7.75          1.89
                      Granted in 1997                            50,000              $0.50          2.88
                      Exercised in 1997                         (43,250)       $0.95-$1.75          1.18
                                                                -------
                  Outstanding at December 31, 1997              269,696        $0.95-$7.75          2.19
                                                                =======
                      Granted in 1998                            10,000              $0.50          0.50
                      Exercised in 1998                               0                             0.00
                                                                -------
                  Outstanding at December 31, 1998              279,696        $0.50-$7.75          1.26
                                                                =======

                  Vested and exercisable options at
                      December 31, 1998                         279,696        $0.50-$7.75          1.26
                                                                =======


                  Options available for future grants at
                      December 31, 1997                          35,381
                                                                =======


The following table summarizes the range of exercise price, weighted average exercise price and weighted average contractual lives for options outstanding at December 31, 1998:

                                                 WEIGHTED      WEIGHTED
                    RANGE OF                     AVERAGE       AVERAGE
                    EXERCISE        NUMBER       EXERCISE     REMAINING
                     PRICE         OF SHARES      PRICE    CONTRACTUAL LIFE
                  -----------      ---------      -----    ----------------

                        $0.50       180,750       $0.50       1.65 years
                  $0.95-$3.32        64,100       $1.01       2.65 years
                  $5.20-$7.75        34,846       $5.64       2.05 years
                                    279,696


All options granted under the Colorocs director and employee plans in 1998 and 1997 were granted at fair market value on the date of grant.

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

The Company has elected to account for the Colorocs Director Plan and the Colorocs Employee Plan under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1997, and 1998 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions used for grants in 1998 and 1997:

                                                                               1998            1997
                                                                             -------         -------

              Risk-free interest rate                                          5.74%          6.62%
              Expected dividend yield                                          0.00           0.00
              Expected lives                                                 5 years         6 years
              Expected volatility                                             191.00%         64.00%


The total value of the options granted during the years ended December 31, 1998 and 1997 were computed as approximately $5,000 and $695,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net income (loss) and pro forma basic and diluted net income
(loss) per share for the years ended December 31, 1998 and 1997 would have changed to the following pro forma amounts (in thousands):

                                                                  1998            1997
                                                                ---------       ---------

         Net income (loss):
             As reported in the financial statements            $   2,010       $  (2,467)
             Pro forma in accordance with SFAS No. 123              1,991          (3,143)
         Basic net income (loss) per share:
                As reported in the financial statements         $    0.99           (1.17)
                Pro forma in accordance with SFAS No. 123            0.99           (1.49)
         Diluted net income (loss) per share:
             As reported in financial statements                     0.94           (1.17)
             Pro forma in accordance with SFAS No. 123               0.94           (1.49)

8.  RELATED-PARTY TRANSACTIONS

Colorocs has a consulting agreement with the chief executive officer and chairman of the board of Colorocs. Colorocs paid approximately $150,000 in consulting fees to the director for the years ended December 31, 1998 and 1997. At December 31, 1998 and 1997, $50,000 and $37,500, respectively, of the consulting fees had not been paid and are accrued for in the accompanying consolidated balance sheets.

In connection with the sale of VCA in 1997, the Company received legal assistance from a relative of a director of the Company. Fees for the professional services of $110,000 were paid in 1997 and, in management's opinion, they represent the fair value of the services provided.

In 1996 the Company borrowed $500,000 from the chief executive officer and chairman of the board of directors, a related party. The note was collateralized by all of the assets of the Company and its subsidiaries. During 1997, the Company paid approximately $32,000 in interest to the chairman of the board of directors in connection with this note payable. The principle of the note was paid to the chairman of the board in July 1997.

As noted in Note 6, Colorocs and certain shareholders of the Company entered into agreements to guarantee VCA debt in 1996, prior to the sale of VCA, subject to certain conditions. In connection therewith, VCA granted warrants to purchase shares of VCA common stock (Note 6). The warrants granted to the chief executive officer and chairman of the board of directors in relation to this guarantee were cancelled on May 8, 1997, and the debt was transferred to Colorocs. Colorocs granted warrants to purchase Colorocs common stock as consideration for the cancellation of the lien on VCA assets discussed above and the chief executive officer and chairman of the board guaranteed the debt transferred to Colorocs.

9.  CONCENTRATION OF CREDIT RISK AND SUPPLY OF INVENTORY

In connection with an agreement with Sharp Corporation ("Sharp"), the Company was repurchasing 54,082 shares of Colorocs common stock issued to Sharp as a result of the Company's bankruptcy proceedings for a sum of approximately $200,000 unless the agreement is previously terminated by either party. According to the agreement, the full sum of money must be paid before the shares are returned. The Company had paid approximately $125,000, classified as a prepaid asset, to Sharp for these shares as of December 31, 1998. The Company decided to write off the balance related to the Sharp repurchase agreement to Selling, General and Administration Expenses in the accompanying Statements of Operations during 1998.

The Company sold several technology licenses relating to or useful for the manufacture of, electrophotographic printers to Mitsubishi Electric Corporation in 1997 for approximately $1,500,000 and recognized the total amount as other income in the accompanying consolidated statement of operations for the year ended December 31, 1997. At December 31, 1997, the Company had receivables of $750,000 related to these license agreements included in the accompanying consolidated balance sheet. During 1998, the Company sold several technology licenses relating to or useful for the manufacture of, electrophotographic printers to Canon for approximately $450,000 and recognized the total amount as other income in the accompanying consolidated statement of operations for the year ended December 31, 1998. No other customer accounted for more than 10% of revenues in 1998 or 1997.

10.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $61,146 and $154,459 for the years ended December 31, 1998 and 1997, respectively.

11.  SUBSEQUENT EVENT

On February 1, 1999, the Company purchased a 13% interest in PrimeCom Interactive, Inc. for $400,000. The Company also has an option to purchase an additional 27% of PrimeCom Interactive, Inc., a private company located in Gurnee, Illinois, which is engaged in the development and marketing of software and other Internet related products and services to the small business community.


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

EXECUTIVE OFFICERS

RUDOLPH P. RUSSO, AGE 69, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER. Mr. Russo, age 69, has served as Chairman of the Board of the Company since 1994 and as Chief Executive Officer of the Company since March 1995. He served as Co-Chairman of the Board from December 1993, when he was first elected as a director, to 1994. Mr. Russo has been in private practice as an attorney in Poughkeepsie, New York since 1957.


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

       2.1 Plan of Reorganization, as amended and restated on March 17, 1993, and as modified by Modification filed on June 2, 1993 (Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 30, 1991)

       2.2 Asset Acquisition Agreement, dated April 26, 1997, between NetChannel Inc., ViewCall America, Inc., the Company and Rudolph P. Russo (Exhibit 2 to the Company's Current Report on Form 8-K dated May 24, 1997)

       2.3 Agreement of Sale, dated May 1, 1997, among the Company, SC Distribution, Inc., d/b/a Colorocs Sales and Service, and with respect to Section 4 of the Agreement, Sharon Conte (Exhibit
                 2.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997)

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

       10.7      Warrant agreements:
                 (a) Agreement dated June 7, 1996 between VCA and Rudolph P. Russo (Exhibit 10.7(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
                 (b) Agreement dated June 7, 1996 between VCA and Colorocs Information Technologies, Inc. (Exhibit 10.7(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
                 (c) Agreement dated July 15, 1997 between the Company and Rudolph P. Russo (Exhibit 10.7(c) to the Company's Annual Report on Form 10-KSB for the year ended December 31,
                      1997)

       10.8      Warrants:
                 (a) Warrant dated January 16, 1997 for the purchase of VCA Common stock by Rudolph P. Russo (Exhibit 10.8(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
                 (b) Warrant dated April 2, 1997 for the purchase of VCA Common stock by Rudolph P. Russo (Exhibit 10.8(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
                 (c) Warrant dated April 2, 1997 for the purchase of VCA Common stock by Colorocs Information Technologies, Inc. (Exhibit 10.8(c) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
                 (d) Warrant dated July 15, 1997 for the purchase of the Company's Common stock by Rudolph P. Russo (Exhibit 10.8(d) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997)

       10.9 Indemnification and Escrow Agreement among the Company, ViewCall America, Inc. and NetChannel, Inc. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 24, 1997)

       21 Subsidiaries of the Issuer (Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)

       23        Consent of Independent Accountants - filed herewith

       27        Financial Data Schedule, December 31, 1998 - filed herewith


(b)      Reports on Form 8-K

       (a) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated December 1, 1997 which reported, pursuant to Item 7, certain unaudited pro-forma financial information regarding the disposition of substantially all the assets and liabilities of the VCA business and the color copying and printing business.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 1999.

                          Colorocs Information Technologies, Inc.




                          By: /s/ Rudolph P. Russo
                             ---------------------------------------------------
                             Rudolph P. Russo
                             Chairman of the Board and Chief Executive Officer (Principal Executive Officer)



In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on March 23, 1999.

SIGNATURES
----------


/s/ Rudolph P. Russo                                             /s/ Alan B. McKeon
----------------------------------------                         ----------------------------------------
Rudolph P. Russo, Chairman of the Board                          Alan B. McKeon, Director
and Chief Executive Officer




/s/ Nicholas M. Russo                                            /s/ Joseph E. Wallace
----------------------------------------                         ----------------------------------------
Nicholas M. Russo, Director                                      Joseph E. Wallace, Director