Form 10QSB
period 1999-03-31
COLOROCS INFORMATION TECHNOLOGIES INC
filed 1999-05-14
CIK 789990

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Period Ended March 31, 1999


                 [] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                         Commission file number 0-14392


                    COLOROCS INFORMATION TECHNOLOGIES, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             GEORGIA                               58-1482573
    ------------------------         ---------------------------------------
    (State of incorporation)         (I.R.S Employer Identification Number)


         5600 OAKBROOK PARKWAY, SUITE 240, NORCROSS, GEORGIA 30093-1843
         --------------------------------------------------------------
                    (Address of principal executive offices)


                                 (770) 447-3570
                ------------------------------------------------
                (Issuer's telephone number, including area code)




Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No
           ---     ---


Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the
distribution of securities under a plan confirmed by a court.  Yes  X   No
                                                                   ---     ---

There were 2,114,794 shares of Common Stock outstanding as of March 23, 1999.


Transitional Small Business Disclosure Format  Yes      No  X
                                                    ---     ---

                    COLOROCS INFORMATION TECHNOLOGIES, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999


                               TABLE OF CONTENTS

                                                                           PAGE
ITEM NUMBER                                                               NUMBER
-----------                                                               ------
PART I       FINANCIAL INFORMATION

 Item 1.     Financial Statements

             Condensed Consolidated Balance Sheet -- March 31, 1999 and
               December 31, 1998 ........................................    3

             Condensed Consolidated Statement of Operations -- Three
               Months Ended March 31, 1999 and 1998 .....................    4

             Condensed Consolidated Statement of Cash Flows -- Three
               Months Ended March 31, 1999 and 1998 .....................    5

             Notes to Condensed Consolidated Financial Statements --
               March 31, 1998 ...........................................    6

 Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations ................................    7


PART II      OTHER INFORMATION

 Item 5.     Other Information ..........................................    8

 Item 6.     Exhibits and Reports on Form 8-K ...........................    8

             SIGNATURES .................................................    8

             INDEX OF EXHIBITS ..........................................    9

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

Colorocs Information Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 30, 1999 and December 31, 1998
(Unaudited)

                                                           March 31,         December 31,
                                                             1999               1998
                                                          ----------         -----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.............................    $   58,729         $  524,364
Short term investments................................           -0-                -0-
Receivables...........................................        30,170             24,210
Inventory.............................................         2,217              1,305
Prepaid expenses......................................        17,289             12,106
                                                          ----------          ---------
TOTAL CURRENT ASSETS..................................       108,405            561,985

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $72,655 and $67,925 at March 31, 1999 and
  December 31, 1998, respectively.....................        14,707             19,436

INVESTMENT IN PRIMECOM INTERACTIVE....................       400,000                -0-

GOODWILL AND INTANGIBLE ASSETS, net...................        60,169             68,765

DEPOSITS  ............................................           450                337
                                                          ----------          ---------
TOTAL ASSETS..........................................    $  583,731          $ 650,523
                                                          ==========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings...............................    $  255,717          $ 255,717
  Note payable to director/shareholder................        87,500             50,000
  Notes payable.......................................           -0-                -0-
  Accounts payable and accrued liabilities............       854,339            887,813
                                                           ---------          ---------
TOTAL CURRENT LIABILITIES.............................     1,197,556          1,193,530

DEFERRED LICENSING INCOME.............................       875,000            875,000

COMMITMENTS AND CONTINGENCIES.........................           -0-                -0-

STOCKHOLDERS' DEFICIT
  Common stock; no par value, 10,000,000 shares
    authorized; 2,114,794 shares issued and
    outstanding at March 31, 1999 and
    December 31, 1998.................................     1,802,738          1,802,738
Warrants..............................................       100,000            100,000
Additional paid in capital............................     1,374,039          1,374,039
Retained deficit......................................    (4,765,602)        (4,694,784)
                                                          ----------         ----------
TOTAL STOCKHOLDERS' DEFICIT...........................    (1,488,825)        (1,418,007)
                                                          ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT...........    $  583,731         $  650,523
                                                          ==========         ==========

COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 30, 1999 AND 1998
(UNAUDITED)

                                                 THREE MONTHS ENDED
                                        ---------------------------------------
                                        MARCH 31, 1999           MARCH 31, 1998
                                        --------------           --------------
Revenues
  Software                                $   84,437               $  235,069
  Copier and consumables                          --                       --
                                          ----------               ----------
Total revenue                                 84,437                  235,069

Operating expenses:
  Research and development                    16,949                   37,896
  Selling, general and administrative        180,808                  288,504
                                           ---------                ---------
Total operating expenses                     197,757                  326,400

Operating (loss)                            (113,320)                 (91,331)

Other income (expense) net                    30,003                  (19,281)
                                          ----------               ----------
Net income (loss)                         $  (83,317)              $ (110,612)
                                          ==========               ==========

Net Income (loss) per share
  Basic                                   $     (.04)              $     (.05)
  Fully Diluted                           $     (.04)              $     (.05)
                                          ==========               ==========

Weighted average shares outstanding
  Basic                                    2,114,794                2,114,794
  Fully Diluted                            2,114,794                2,114,794
                                          ==========               ==========

Colorocs Information Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 1999 and 1998
(Unaudited)

                                                                                Three Months Ended
                                                                  ----------------------------------------------
                                                                    March 31, 1999              March 31, 1998
                                                                  ------------------          ------------------

Operating Activities:
  Net income (Loss)                                                     $  (83,317)             $ (110,612)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                                         13,325                   11,602
     Minority interest                                                        -0-                      -0-
  Changes in assets and liabilities:
     Receivables, net                                                      (6,334)                 758,219
     Inventories                                                             (913)                     -0-
     Prepaid expenses                                                      (4,921)                   1,804
     Deposits                                                                 -0-                    1,950
     Accounts payable, accrued expenses, and deferred
       income                                                              16,525                  (55,325)
                                                                        ---------               ----------
         Cash provided by (used in) operating                             (65,635)                 607,638
         activities

Investing Activities:
  Investment in Primecom Interactive                                     (400,000)                     -0-
  Sale (purchase) of marketable securities                                    -0-                  (68,125)
                                                                        -----------             ------------
         Cash provided by (used in) operating                            (400,000)                 (68,125)
         activities

Financing Activities:
  Repayment of line of credit                                                 -0-                 (500,000)
  Repayment of notes payable                                                  -0-                      -0-
  Repayment of payable to director/shareholder                                -0-                  (37,500)
  Proceeds from exercise of stock options                                     -0-                      -0-
  Proceeds from short-term notes                                              -0-                      -0-
                                                                        -----------             ------------
         Cash provided by financing activities                                -0-                 (537,500)

Net increase (decrease) in cash and cash equivalents                     (465,635)                   2,013
Cash and cash equivalents,  beginning of period                           524,364                   29,381
                                                                      -------------             ------------
Cash and cash equivalents,  end of period                             $    58,729               $   31,394
                                                                      =============             ============


             COLOROCS INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Colorocs Information Technologies, Inc. (the "Company") is incorporated in the state of Georgia. On December 13, 1995, the Company's name was change from Colorocs Corporation to Colorocs Information Technologies, Inc. The Company operates using the name Colorocs Information Technologies for its technology licensing business and COPS, Inc. ("COPS") for the sale of its network printing and file sharing software. It also licenses the name Colorocs for the outside sales of copying hardware, consumables, and parts.

The Company currently generates revenue from the licensing of its patented printer and copier technology and the sale of network printing and file sharing software products.

Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations and cash flows for the three months ended March 31, 1999 and 1998 have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2.  LICENSING AGREEMENT

The Company has entered into certain licensing agreements to use the Company's patented double transfer, single pass paper color imaging system. At March 31, 1999 and December 31, 1998, the Company had deferred approximately $875,000 of income under certain license agreements.

3.  LEGAL PROCEEDINGS

There were no pending or potential material lawsuits or claims against the Company at March 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion contains forward looking information that is subject to a number of uncertainties that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS

Revenues

         Revenues were $84,437 and $235,069 for the three months ended March 31, 1999 and 1998 respectively, a decrease of $150,632, approximately 64%. The decrease in revenues is attributable to a decline in revenues from COPS software sales.

Research and Development

         Research and development expenses were $16,949 for the three months ended March 31, 1999, compared to $37,896 for the three months ended March 31, 1998, a decrease of $20,947 or 55%. This decrease was attributable to the completion of the product development and release of COPSTalk for Windows NT.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $180,818 for the three months ended March 31, 1999, compared to $288,504 for the three months ended March 31, 1998, a decrease of 37%.


Other income

         Other income was $30,003 for the three months ended March 31, 1999 compared to other expense of $19,281 for the three months ended March 31, 1998.

         The other income of $30,003 is comprised primarily of a gain of $33,031 representing additional proceeds received in excess of carrying cost from the acquisition of NetChannel by America-On-Line.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are current cash balances and cash equivalents and cash generated from operations, supplemented from time to time by borrowings under the Company's bank line of credit and from direction of the Company. Cash and such equivalents were $58,729 as of March 31, 1999. Management believes that these sources of funds, together with anticipated cash from operations, will be sufficient to fund the Company's network and printing software business for the remainder of 1999.

         The report of the Company's independent auditors on the consolidated financial statements of the Company as of December 31, 1998 and for the two years in the period ended December 31, 1998 contains an explanatory paragraph as to the Company's ability to continue as a going concern. As stated in the report, the Company has sold the majority of operating assets and suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Certain of the Company's assets might be worth substantially less than the amounts shown on the Company's balance sheet if the Company is unable to continue as a going concern and the financial statements have not been adjusted to reflect the outcome of this uncertainty. There can be no assurance that future revenues will exceed operating expenses to enable the Company to continue as a going concern.


                          PART II -- OTHER INFORMATION


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

     27 - Financial Data Schedule.

     (b)  Reports on Form 8-K.


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 1999.


                                        Colorocs Information Technologies, Inc.
                                        (Issuer)


                                        By: /s/ Rudolph P. Russo
                                        ----------------------------------------
                                            Rudolph P. Russo
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                        By: /s/ Sharon P. Conte
                                        ----------------------------------------
                                            Sharon P. Conte
                                            Chief Accounting Officer
                                            (Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                         Description                         Page No.
-----------                  -----------------------                    --------
   27                        Financial Data Schedule                       12